Form 10-Q
period 1995-04-02
UNO RESTAURANT CORP
filed 1995-05-09
CIK 812075

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended      APRIL 2, 1995
                                                   ------------------

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    -----------

          Commission file number               1-9573
                                 -----------------------------------

                           UNO RESTAURANT CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                   04-2953702
   -------------------------------                  -------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

            100 Charles Park Road, West Roxbury, Massachusetts 02132
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (617) 323-9200
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)


       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X   No
                                 -----    -----

         As of April 30, 1995, 11,377,793 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           UNO RESTAURANT CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.          FINANCIAL STATEMENTS............................   3

                          Consolidated Balance Sheets --
                          April 2, 1995 and October 2, 1994...............   3

                          Consolidated Statements of Income --
                          Twenty-six weeks ended April 2, 1995
                          and April 3, 1994...............................   4

                          Consolidated Statements of Cash Flows --
                          Twenty-six weeks ended April 2, 1995 and
                          April 3, 1994...................................   5

                          Notes to Consolidated Financial
                          Statements......................................   6


         ITEM 2.          MANAGEMENT'S DISCUSSION AND
                          ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS.......................   7


PART II.  OTHER INFORMATION

         ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
                          HOLDERS.........................................  12

         ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K...............   12

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

                                                                                     April 2,              Oct. 2,
                                                                                       1995                  1994
                                                                                    -----------            -------
                                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                                           $    214            $    961
 Royalties receivable                                                                     597                 553
 Consumer products receivables                                                            682                 473
 Inventory                                                                              1,936               1,744
 Prepaid expenses                                                                       2,143                 990
 Deferred pre-opening costs                                                             1,180                 568
 Deferred income taxes                                                                    238                 139
 Other current assets                                                                   1,041                 610
                                                                                     --------            ---------
  TOTAL CURRENT ASSETS                                                                  8,031               6,038

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
 Land                                                                                   9,166               7,601
 Buildings                                                                             11,502               9,729
 Leasehold improvements                                                                66,868              55,657
 Equipment                                                                             37,789              31,797
 Construction in progress                                                               6,518               2,870
                                                                                     --------            --------
                                                                                      131,843             107,654
Less allowances for depreciation and amortization                                      31,792              27,597
                                                                                     --------            --------
                                                                                      100,051              80,057
OTHER ASSETS
 Deposit                                                                                                    3,000
 Deferred income taxes                                                                  1,435               1,303
 Royalty fee                                                                              446                 487
 Liquor licenses and other assets                                                       3,184               1,336
                                                                                     --------            --------
                                                                                     $113,147            $ 92,221
                                                                                     ========            ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                    $  6,619             $ 5,006
 Accrued expenses                                                                       4,620               4,064
 Accrued compensation and taxes                                                         2,319               2,357
 Income taxes payable                                                                     138                 654
 Current portion--bank loan                                                             3,402               3,400
                                                                                     --------             -------
  TOTAL CURRENT LIABILITIES                                                            17,098              15,481

LONG-TERM DEBT                                                                         33,358              17,303
CAPITAL LEASE OBLIGATION                                                                  778                 820
DEFERRED RENT                                                                           2,952               2,659
SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value, 1,000,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000,000 shares (12,000,000 in 1994)
  authorized, 11,374,699 and 9,072,499 shares issued and outstanding in Fiscal
  Years 1995 and 1994, respectively                                                       114                  91
 Additional paid-in capital                                                            30,830              30,613
 Retained earnings                                                                     28,017              25,254
                                                                                     --------             -------
TOTAL SHAREHOLDERS' EQUITY                                                             58,961              55,958
                                                                                     --------             -------
                                                                                     $113,147             $92,221
                                                                                     ========             =======

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)

                                                          Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                       -------------------------            ------------------------
                                                        Apr 2,           Apr 3,              Apr 2,           Apr 3,
                                                         1995             1994                1995             1994
                                                       --------         --------            --------         --------
REVENUES
 Restaurant sales                                      $33,873          $25,010             $66,767          $49,980
 Consumer product sales                                  2,245            2,175               4,353            3,896
 Franchise income                                        1,033              951               2,007            1,936
                                                       -------          -------             -------          -------
                                                        37,151           28,136              73,127           55,812
COSTS AND EXPENSES
 Cost of sales                                           9,365            6,899              18,432           13,731
 Labor and benefits                                     11,429            8,469              22,089           16,813
 Occupancy                                               5,274            4,447              10,584            8,680
 Other operating costs                                   3,000            2,518               6,189            5,049
 General and administrative                              2,924            2,195               5,621            4,390
 Depreciation and amortization                           2,604            1,833               4,871            3,609
                                                       -------          -------             -------          -------
                                                        34,596           26,361              67,786           52,272
                                                       -------          -------             -------          -------

OPERATING INCOME                                         2,555            1,775               5,341            3,540

OTHER EXPENSE                                             (583)            (292)               (954)            (277)
                                                       -------          -------             -------          -------
 Income before income taxes                              1,972            1,483               4,387            3,263
 Provision for income taxes                                729              601               1,624            1,322
                                                       -------          -------             -------          -------
NET INCOME                                             $ 1,243          $   882             $ 2,763          $ 1,941
                                                       =======          =======             =======          =======
EARNINGS PER COMMON SHARE                              $   .11          $   .08             $   .24          $   .17
                                                       =======          =======             =======          =======
Weighted average shares outstanding                     11,748           11,360              11,684           11,377
                                                       =======          =======             =======          =======

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                                    Twenty-six Weeks Ended
                                                                                   ------------------------
                                                                                   Apr 2,             Apr 3,
                                                                                   1995               1994
                                                                                  -------            -------
OPERATING ACTIVITIES
  Net Income                                                                      $ 2,763            $ 1,941
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                                                    4,921              3,658
   Deferred income taxes                                                             (231)                10
   Gain on disposal of equipment                                                       (9)              (332)
   Changes in operating assets and liabilities:
    Decrease (Increase) in consumer product receivable                               (209)               118
    Decrease (Increase) in royalty receivables                                        (44)               (87)
    Increase in inventory                                                            (192)               (36)
    Increase in other assets and prepaid expenses                                  (2,977)              (998)
    Increase in accounts payable and
     accrued expenses                                                               2,131                572
    Decrease in income taxes payable                                                 (516)              (638)
    Increase in deferred rent                                                         293                379
                                                                                  -------            -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           5,930              4,587

INVESTMENT ACTIVITIES
  Additions to improvements and equipment                                         (22,625)            (9,477)
  Proceeds from sale of fixed assets                                                    9              2,517
  Business acquisition, less cash acquired, and deposit                              (316)            (1,800)
                                                                                  -------            -------
NET CASH USED FOR INVESTING ACTIVITIES                                            (22,932)            (8,760)

FINANCING ACTIVITIES
  Proceeds from revolving credit agreement                                         31,075             15,135
  Principal payments on revolving credit agreement
   and capital lease obligations                                                  (15,060)           (11,556)
  Exercise of stock options                                                           240                 48
                                                                                  -------            -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          16,255              3,627
                                                                                  -------            -------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (747)              (546)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                                 961                998
                                                                                  -------            -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                                   $   214            $   452
                                                                                  =======            =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the financial statements of the company for the fiscal year ended October 2, 1994.

    The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods presented.

NOTE B - STOCK SPLIT

    On February 28, 1995, the Company effected a 25% stock split in the form of a stock dividend to the stockholders of record on February 8, 1995 which was approved by the Company's Board of Directors on November 15, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's income statements and operating data for the periods indicated:


THIRTEEN WEEKS ENDED APRIL 2, 1995 COMPARED TO THIRTEEN WEEKS ENDED
APRIL 3, 1994

                                                         13 Weeks             13 Weeks
                                                          Ended                 Ended
                                                          4/2/95               4/3/94
                                                         --------             --------
REVENUES:
Restaurant sales                                          91.2%                 88.9%
Consumer product sales                                     6.0                   7.7
Franchise income                                           2.8                   3.4
                                                         ------                ------
     Total                                               100.0%                100.0%
                                                         ------                ------
COSTS AND EXPENSES:

Cost of food and beverages (1)                            25.9%                 25.4%
Labor and benefits (1)                                    31.6                  31.1
Occupancy costs (1)                                       14.6                  16.4
Other operating costs (1)                                  8.3                   9.3
General and administrative                                 7.9                   7.8
Depreciation and amortization (1)                          7.2                   6.8
                                                         ------                ------

Operating income                                           6.9                   6.3

Other expense                                             (1.6)                 (1.0)
                                                         ------                ------

Income before taxes                                        5.3                   5.3
Provision for income taxes                                 2.0                   2.1
                                                         ------                ------
Net income                                                 3.3%                  3.2%
                                                         ======                ======

- - ---------------
(1) Percentage of restaurant and consumer product sales



NUMBER OF RESTAURANTS
 AT END OF QUARTER:
Company-owned Uno's full service                            71                    57
Franchised Uno's - full service                             58                    59


         Total revenues increased 32.0% to $37.2 million for the thirteen weeks ended April 2, 1995 from $28.1 million for the same period last year. Company-owned restaurant sales increased 35.4% to $33.9 million for the thirteen weeks ended April 2, 1995 from $25.0 million for the same period last year due primarily to a 21.4% growth in store operating weeks of full-service Pizzeria Uno units and the acquisition of three Bay Street Grill restaurants. Comparable-store sales for Pizzeria Uno full-service units for the thirteen weeks ended April 2, 1995 were 5.8% above the same period last year.

         Consumer product sales increased 3.2% to $2,244,700 for the thirteen weeks ended April 2, 1995 from $2,174,700 for the same period last year. Sales growth within the core New England region for the thirteen weeks ended April 2, 1995 continued, especially of private label products, and test shipments of frozen products outside of the New England market also continued.

         Franchise income, which includes royalty income and initial franchise fees, increased 8.7% to $1,033,400 for the thirteen weeks ended April 2, 1995 from $951,000 for the same period last year. Royalty income increased 10.1% to $1,008,400 from $916,000 for the same period last year due in part to increases in franchise restaurant sales for the thirteen weeks ended April 2, 1995 and two new openings since the comparable period last year. Initial franchise fees amounted to $25,000 for the thirteen weeks ended April 2, 1995 compared to $35,000 for the same period last year.

         Cost of food and beverages increased to 25.9% of restaurant and consumer product sales for the thirteen weeks ended April 2, 1995 from 25.4% for the same period last year. This percentage cost increase reflected primarily changes in sales mix toward a larger percentage of higher-cost non-pizza menu items.

         Labor and benefits increased as a percentage of restaurant and consumer product sales to 31.6% for the thirteen weeks ended April 2, 1995 compared to 31.1% for the same period last year due to initial periods of labor inefficiency in connection with accelerated unit growth.

         Occupancy costs declined as a percentage of restaurant and consumer product sales from 16.4% for the thirteen weeks ended April 2, 1995 to 14.6% for the same period last year, due to the operating leverage provided by the increase in comparable store sales as well as the Company's ownership of an increasing number of fee owned properties.

         Other operating costs declined as a percentage of restaurant and consumer product sales to 8.3% for the thirteen weeks ended April 2, 1995 from 9.3% for the same period last year, principally due to lower advertising expenditures.

         General and administrative costs as a percentage of total revenues for the thirteen weeks ended April 2, 1995 remained relatively unchanged from the same period last year.

         Depreciation and amortization expenses increased as a percentage of restaurant and consumer product sales to 7.2% for the thirteen weeks ended April 2, 1995 from 6.8% for the same period last year due to an increase in pre-opening amortization expense associated with the increased rate of unit growth recently.

         Operating income for the for the thirteen weeks ended April 2, 1995 improved 43.9% to $2,555,000 from $1,775,000 for the same period last year, as the operating margin for the thirteen weeks ended April 2, 1995 increased to 6.9% from 6.3% for the same period last year.

        Other expense of $583,000 for the thirteen weeks ended April 2, 1995 increased from $292,000 for the same period last year, due principally to higher interest costs relating to the increased level of debt used to fund the Company's accelerated expansion plan and its ownership of an increasing number of restaurant properties.

         The effective income tax rate declined to 37.0% for the 13 weeks ended April 2, 1995 from 40.5% in the comparable period in 1994. The effective income tax rate for the 13 weeks ended April 2, 1995 was lower primarily due to the effect of the FICA tip tax credit, which became effective on January 1, 1994 and generally lower state income taxes.

       Net income increased 40.9% for the 13 weeks ended April 2, 1995 to $1,243,000 from $882,000 for the same period last year based on the factors noted above.


TWENTY-SIX WEEKS ENDED APRIL 2, 1995 COMPARED TO TWENTY-SIX WEEKS ENDED
APRIL 3, 1994


                                                           26 Weeks                26 Weeks
                                                             Ended                   Ended
                                                            4/2/95                  4/3/94
                                                            ------                  ------
REVENUES:
Restaurant sales                                             91.3%                   89.6%
Consumer product sales                                        6.0                     7.0
Franchise income                                              2.7                     3.4

       Total                                                100.0%                  100.0%
                                                            ------                  ------
COSTS AND EXPENSES:
Cost of food and beverages (1)                               25.9                    25.5
Labor and benefits (1)                                       31.1                    31.2
Occupancy costs (1)                                          14.9                    16.1
Other operating costs (1)                                     8.7                     9.4
General and administrative                                    7.7                     7.9
Depreciation and amortization (1)                             6.8                     6.7
                                                            ------                  ------
Operating income                                              7.3                     6.3

Other income (expense)                                       (1.3)                    (.5)
                                                            ------                  ------
Income before taxes                                           6.0                     5.8
Provision for income taxes                                    2.2                     2.4
                                                            ------                  ------
Net income                                                    3.8%                    3.4%
                                                            ======                  ======

- - ---------------
(1) Percentage of restaurant and consumer product sales


       Total revenue increased 31.0% to $73.1 million for the 26 weeks ended April 2, 1995 from $55.8 million in the comparable period in 1994. Company-owned restaurant sales increased 33.6% to $66.8 million for the 26 weeks ended April 2, 1995 due primarily to a 19.8% increase in operating weeks of full-service Pizzeria Uno restaurants resulting from the addition of 14 restaurants during the past four quarters, as well as the purchase of three Bay Street Grill restaurants in December 1994. The increase in restaurant sales was also due to a 6.6% increase in comparable store sales for the 26 weeks ended April 2, 1995.

       Consumer product sales increased 11.7% to $4.4 million for the 26 weeks ended April 2, 1995 from $3.9 million in the comparable period in 1994 due to higher sales of Pizzeria Uno brand and private label refrigerated pizza, as well as increased shipments of frozen pizza for tests by customers outside New England.

       Franchise income increased 3.7% to $2.0 million for the 26 weeks ended April 2, 1995 from $1.9 million in the comparable period in 1994. Royalty income increased 7.8% to $2.0 for the 26 weeks ended April 2, 1995 generally due to an increase in franchise restaurant sales. Initial franchise fees totaled $55,000 for the

26 weeks ended April 2, 1995 compared to $125,000 in the comparable period in 1994.

       Cost of food and beverages as a percentage of restaurant and consumer product sales increased to 25.9% for the 26 weeks ended April 2, 1995 from 25.5% in the comparable period in 1994. This percentage cost increase primarily reflected changes in sales mix toward a larger percentage of higher-cost non-pizza menu items.

       Labor and benefits as a percentage of restaurant and consumer product sales decreased slightly to 31.1% for the 26 weeks ended April 2, 1995 from 31.2% in the comparable period in 1994, principally due to the leverage of higher comparable store sales.

       Occupancy costs as a percentage of restaurant and consumer product sales declined to 14.9% for the 26 weeks ended April 2, 1995 from 16.1% in the comparable period in 1994, primarily due to an increased number of owned restaurant properties and the operating leverage provided by the increase in comparable store sales noted above.

       Other operating costs declined as a percentage of restaurant and consumer product sales to 8.7% for the 26 weeks ended April 2, 1995 from 9.4% in the comparable period in 1994. The primary reasons for this improvement were lower advertising expenses as a percentage of restaurant and consumer product sales and the operating leverage provided by the increase in comparable store sales.

       General and administrative expenses decreased as a percentage of total revenues to 7.7% for the 26 weeks ended April 2, 1995 from 7.9% in the comparable period in 1994 as a result of allocating certain fixed expenses over a larger revenue base.

       Depreciation and amortization expenses as a percentage of restaurant and consumer product sales increased slightly to 6.8% for the 26 weeks ended April 2, 1995 from 6.7% in the comparable period in 1994, principally due to increased amortization of pre-opening costs associated with the higher rate of unit growth.

       Operating income increased 50.9% to $5.3 million for the 26 weeks ended April 2, 1995 compared to $3.5 million in the comparable period in 1994. The operating profit margin improved to 7.3% from 6.3%, primarily as a result of the increase in Company-owned restaurants and comparable store sales.

       Other expense increased to $954,000 or 1.3% as a percentage of total revenues for the 26 weeks ended April 2, 1995 from $277,000 or .5% of total revenues in the comparable period in 1994. This increase was due to higher interest expense associated with the increased level of debt used to fund the Company's accelerated expansion plan and its ownership of an increasing number of restaurant properties. In addition, other expense in the comparable period in 1994 was favorably affected by a $312,000 gain on the sale of a restaurant to a franchisee.

       The effective income tax rate declined to 37.0% for the 26 weeks ended April 2, 1995 from 40.5% in the comparable period in 1994. The effective income tax rate for the 26 weeks ended April 2, 1995 was lower primarily due to the effect of the FICA tip tax credit, which became effective on January 1, 1994 and generally lower state income taxes.

LIQUIDITY AND SOURCES OF CAPITAL

     The following table presents a summary of the Company's cash flows for the 26 weeks ended April 2, 1995.

       Net cash provided by operating activities         $  5,930
       Net cash used in investing activities              (22,932)
       Net cash provided by financing activities           16,255
                                                          --------
       Increase (Decrease) in cash and cash equivalents      (747)
                                                          ========

       Historically, the Company has leased most of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from operating cash flow, equity offerings and from the sale of senior, unsecured notes and short-term borrowing under revolving lines of credit. During the 26 week period ended April 2, 1995, the Company's investment in property, equipment and leasehold improvements was $22.6 million.

       The Company currently plans to open approximately 38 restaurants during fiscal 1995 and fiscal 1996, 11 of which were open as of May 5, 1995. The Company expects that the average cash investment required to open a full-service Pizzeria Uno restaurant, excluding land and pre-opening costs, will be approximately $1.5 million. For the balance of fiscal 1995, the Company has planned $19.0 million in additional capital expenditures primarily for the development of new restaurants.

       As of April 2, 1995, the Company had outstanding indebtedness of $30.0 million under its unsecured, revolving line of credit, $6.7 million of senior, unsecured notes and $847,000 in capital lease obligations. In December 1994, the Company obtained a $50.0 million unsecured revolving credit facility to replace its then existing $20.0 million revolving credit facility. The new revolving credit facility will convert to a three year term loan in December 1997. Advances under the revolving credit facility will accrue interest at the lender's prime rate, or alternatively, 125 basis points above LIBOR. The Company anticipates using the revolving credit facility in the future for repayment of all or a portion of the $6.7 million of principal outstanding under its senior, unsecured notes, for the development of additional restaurants, and for working capital.

       The Company believes that existing cash balances, cash generated from operations and borrowings under its revolving line of credit will be sufficient to satisfy the Company's working capital and capital expenditure requirements through fiscal 1995.

IMPACT OF INFLATION

       Inflation has not been a major factor in the Company's business for the last several years. The Company believes it has historically been able to pass on increased costs through menu price increases, but there can be no assurance that it will be able to do so in the future. Future increases in local area construction costs could adversely affect the Company's ability to expand.

SEASONALITY

       The Company's business is seasonal in nature, with revenues and, to a greater degree, operating income being lower in its first and second quarters than its other quarters due to the Company's reduced winter volumes.

PART II.          OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                       The Company held its Annual Meeting of Stockholders on
                 February 8, 1995. Of the 9,079,298 shares of Common Stock of the Company issued and outstanding as of December 28, 1994, approximately 8,341,077 shares were represented at the meeting in person or by proxy. Set forth below is a brief description of each matter voted upon at the meeting and the voting results with respect to each matter.

                 1. A proposal to elect two class I directors to serve as members of the Company's Board of Directors until 1998:

                        Name                   For        Withheld    Abstain
                        ----                   ---        --------    -------
                 S. James Coppersmith        8,325,632     15,445
                 John T. Gerlach             8,336,632      4,445

                      Craig S. Miller, Robert M. Brown and E. Robert
                 Kinney, the Company's class II directors, will serve as such until 1996. Aaron D. Spencer and Stephen J. Sweeney, the Company's class III directors, will serve as such until 1997.

                 2. A proposal to amend the Company's Restated Certificate of Incorportion, as amended, to increase the number of authorized shares of Common Stock from 12,000,000 to 25,000,000:

                                               For        Withheld    Abstain
                                               ---        --------    -------
                                             8,229,799      97,491     13,787

                 3. A proposal to amend the Company's 1989 Non-Qualified Stock Option Plan for Non-Employee Directors (i) to increase from 625 to 925 the number of shares of Common Stock for which an option will be granted each year to each then non-employee director and (ii) to grant an option to purchase 300 shares of Common Stock to each non-employee director for each year such individual has already served as a director of the Company:

                                               For        Withheld    Abstain
                                               ---        --------    -------
                                             8,150,912     151,936     38,229


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits

                 3.1 Restated Certificate of Incorporation, as amended, of the Registrant

                 3.2 Restated Bylaws, as amended, of the Registrant

                 11. Statement re: computation of per share earnings

                 27. Financial Data Schedule

                 (b) Reports on Form 8-K - Uno Restaurant Corporation did not file any Reports on Form 8-K during the quarter ended April 2, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNO RESTAURANT CORPORATION
                                          --------------------------
                                          (Registrant)

Date:    May 9, 1995                      By: /s/ Robert M. Brown
      ----------------                        ------------------------------
                                              Robert M. Brown, Duly Authorized
                                              Senior Vice President-Finance,
                                              and Chief Financial Officer