Form 10-Q
period 1995-07-02
UNO RESTAURANT CORP
filed 1995-08-15
CIK 812075

                                  FORM 10 Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended     JULY 2, 1995
                                             -------------------

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

         Commission file number               1-9573
                                ---------------------------------------

                           UNO RESTAURANT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                               04-2953702
       -------------------------------                 -------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

           100 Charles Park Road, West Roxbury, Massachusetts 02132
           --------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (617) 323-9200
           --------------------------------------------------------
              (Registrant's telephone number, including area code)

           --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No
                                   ---        ---

         As of August 14, 1995, 13,379,542 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           UNO RESTAURANT CORPORATION

                                     INDEX


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION
------------------------------

         ITEM 1.          FINANCIAL STATEMENTS..............................  3

                          Consolidated Balance Sheets --
                          July 2, 1995 and October 2, 1994..................  3

                          Consolidated Statements of Income --
                          Thirteen weeks and Thirty-nine weeks ended
                          July 2, 1995 and July 3, 1994.....................  4

                          Consolidated Statements of Cash Flows --
                          Thirty-nine weeks ended July 2, 1995 and
                          July 3, 1994......................................  5

                          Notes to Consolidated Financial
                          Statements........................................  6


         ITEM 2.          MANAGEMENT'S DISCUSSION AND
                          ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS.........................  7


PART II.  OTHER INFORMATION
---------------------------

         ITEM 5.          OTHER INFORMATION................................. 13

         ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.................. 13


CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
                                                                                      July 2,              Oct. 2,
                                                                                       1995                  1994
                                                                                     --------              --------
                                                                                    (Unaudited)
                                                                ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                           $    430             $   961
 Royalties receivable                                                                     597                 553
 Consumer products receivables                                                            485                 473
 Inventory                                                                              2,136               1,744
 Prepaid expenses                                                                       1,589                 990
 Deferred pre-opening costs                                                             1,229                 568
 Deferred income taxes                                                                    226                 139
 Other current assets                                                                   1,109                 610
                                                                                     --------             -------
  TOTAL CURRENT ASSETS                                                                  7,801               6,038

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
 Land                                                                                   9,870               7,601
 Buildings                                                                             11,619               9,729
 Leasehold improvements                                                                74,603              55,657
 Equipment                                                                             40,876              31,797
 Construction in progress                                                               4,370               2,870
                                                                                     --------             -------
                                                                                      141,338             107,654

Less allowance for depreciation and amortization                                       34,261              27,597
                                                                                     --------             -------
                                                                                      107,077              80,057

OTHER ASSETS
 Deposit                                                                                                    3,000
 Deferred income taxes                                                                  1,434               1,303
 Royalty fee                                                                              426                 487
 Liquor licenses and other assets                                                       3,365               1,336
                                                                                     --------             -------
                                                                                     $120,103             $92,221
                                                                                     ========             =======

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                    $  5,807             $ 5,006
 Accrued expenses                                                                       4,532               4,064
 Accrued compensation and taxes                                                         2,282               2,357
 Income taxes payable                                                                     356                 654
 Current portion--bank loan                                                             3,403               3,400
                                                                                     --------             -------
  TOTAL CURRENT LIABILITIES                                                            16,380              15,481

LONG-TERM DEBT                                                                         16,500              17,303
CAPITAL LEASE OBLIGATION                                                                  767                 820
DEFERRED RENT                                                                           3,047               2,659

SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value, 1,000,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000,000 shares
  (12,000,000 in 1994) authorized, 13,678,917 and
  9,072,499 shares issued and outstanding in Fiscal
  Years 1995 and 1994, respectively                                                       137                  91
 Additional paid-in capital                                                            53,403              30,613
 Retained earnings                                                                     29,869              25,254
                                                                                     --------             -------
TOTAL SHAREHOLDERS' EQUITY                                                             83,409              55,958
                                                                                     --------             -------
                                                                                     $120,103             $92,221
                                                                                     ========             =======


CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)

                                                    Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                                    --------------------               -----------------------
                                                   July 2,         July 3,             July 2,        July 3,
                                                     1995           1994                1995            1994
                                                    ------         ------              ------          ------
REVENUES
 Restaurant sales                                  $38,176         $29,527            $104,943        $79,290
 Consumer product sales                              2,320           1,737               6,673          5,633
 Franchise income                                    1,040             995               3,047          2,931
                                                   -------         -------            --------        -------
                                                    41,536          32,259             114,663         87,854
COSTS AND EXPENSES
 Cost of sales                                      10,318           7,867              28,750         21,551
 Labor and benefits                                 12,456           9,622              34,545         26,356
 Occupancy                                           5,864           4,917              16,448         13,559
 Other operating costs                               3,736           2,902               9,925          7,922
 General and administrative                          2,661           2,390               8,282          6,780
 Depreciation and amortization                       2,974           1,922               7,845          5,521
                                                   -------         -------            --------        -------
                                                    38,009          29,620             105,795         81,689
                                                   -------         -------            --------        -------

OPERATING INCOME                                     3,527           2,639               8,868          6,165

OTHER INCOME (EXPENSE)                                (587)          (277)              (1,541)          (540)
                                                   -------         -------            --------        -------

 Income before income taxes                          2,940           2,362               7,327          5,625
 Provision for income taxes                          1,088             872               2,712          2,194
                                                   -------         -------            --------        -------

NET INCOME                                         $ 1,852         $ 1,490            $  4,615        $ 3,431
                                                   =======         =======            ========        =======

EARNINGS PER COMMON SHARE                             $.15            $.13                $.39           $.30
                                                   =======         =======            ========        =======

Weighted average shares
 outstanding                                        12,491          11,454              11,953         11,403
                                                   =======         =======            ========        =======


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                                                    Thirty-nine Weeks Ended
                                                                                                    -----------------------
                                                                                                    July 2,           July 3,
                                                                                                    1995               1994
                                                                                                   ------             ------
OPERATING ACTIVITIES
  Net Income                                                                                      $  4,615           $  3,431
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                                                                     6,726              5,595
   Deferred income taxes                                                                              (218)                90
   Gain on disposal of equipment                                                                       (14)              (336)
   Changes in operating assets and liabilities:
    Decrease (Increase) in receivables                                                                 (56)               195
    Increase in inventory                                                                             (392)              (293)
    Increase in other assets and prepaid expenses                                                   (2,025)            (1,430)
    Increase in accounts payable and
     accrued expenses                                                                                1,397              1,515
    Decrease in income taxes payable                                                                  (298)              (499)
    Increase in deferred rent                                                                          388                575
                                                                                                  --------           --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     $ 10,123           $  8,843

INVESTMENT ACTIVITIES
  Additions to improvements and equipment                                                          (32,349)           (16,514)
  Proceeds from sale of fixed assets                                                                    28              2,544
  Business acquisition, less cash acquired                                                            (316)            (1,800)
                                                                                                  --------           --------
 NET CASH USED FOR INVESTING ACTIVITIES                                                            (32,637)           (15,770)

FINANCING ACTIVITIES
  Proceeds from revolving credit agreement                                                          44,570             28,900
  Proceeds from tax-exempt capital lease                                                                                  442
  Issuance of Common Stock                                                                          22,565
  Principal payments on revolving credit agreement
   and capital lease obligations                                                                   (45,423)           (23,215)
  Exercise of stock options                                                                            271                306
                                                                                                  --------           --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         21,983              6,433
                                                                                                  --------           --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                                 (531)              (494)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                                                  961                998
                                                                                                  --------           --------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                                                   $    430           $    504
                                                                                                  ========           ========

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

NOTE C - CAPITAL STOCK

     During the quarter, the Company completed a public offering of 2,300,000 shares of common stock at $10.50 per share. The net proceeds to the Company of approximately $22.8 million will be used to repay a portion of the principal amount outstanding under the Company's unsecured revolving credit facility, to develop additional restaurants and for working capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's income statements and operating data for the periods indicated:


THIRTEEN WEEKS ENDED JULY 2, 1995 COMPARED TO THIRTEEN WEEKS ENDED JULY 3, 1994

                                                                         13 Weeks              13 Weeks
                                                                          Ended                  Ended
                                                                          7/2/95                7/3/94
                                                                          ------                ------
REVENUES:
Restaurant sales                                                           91.9%                 91.5%
Consumer product sales                                                      5.6                   5.4
Franchise income                                                            2.5                   3.1
                                                                          -----                 -----

     Total                                                                100.0%                100.0%
                                                                          -----                 -----

COSTS AND EXPENSES:
Cost of food & beverages (1)                                               25.5%                 25.2%
Labor and benefits (1)                                                     30.8                  30.8
Occupancy costs (1)                                                        14.5                  15.7
Other operating costs (1)                                                   9.2                   9.3
General and administrative                                                  6.4                   7.4
Depreciation and amortization (1)                                           7.3                   6.1
                                                                          -----                 -----
Operating income                                                            8.5                   8.2

Other income (expense)                                                     (1.4)                  (.9)
                                                                          -----                 -----

Income before taxes                                                         7.1                   7.3
Provision for income taxes                                                  2.6                   2.7
                                                                          -----                 -----
Net income                                                                  4.5                   4.6
                                                                          =====                 =====

(1) Percentage of restaurant and consumer product sales

NUMBER OF RESTAURANTS
 AT END OF QUARTER:

Company-owned Uno's - full service                                           75                    62
Franchised Uno's - full service                                              59                    59


      Total revenue increased 28.8% to $41.5 million for the thirteen weeks ended July 2, 1995 from $32.3 million for the same period last year. Company-owned restaurant sales increased 29.3% to $38.2 million for the thirteen weeks ended July 2, 1995 from $29.6 million for the same period last year due primarily to 23% growth in store operating weeks of full-service Pizzeria Uno units and the acquisition of three Bay Street Grill restaurants. Comparable-store sales for Pizzeria Uno full-service units for the third quarter of the fiscal year were 1.4% above the same period last year. For the ninth consecutive quarter, the company has realized positive comparable-store sales gains.

      Consumer product sales increased 33.6% to $2.3 million for the thirteen weeks ended July 2, 1995 from $1.7 million for the same period last year. Sales growth in the core New England region was principally due to increased promotional activities. Distribution of a new frozen product line outside of the New England market continues to expand as several new customers have been added.

      Franchise income, which includes royalty income and initial franchise fees, increased to $1,040,000 for the thirteen weeks ended July 2, 1995 from $995,000 for the same period last year. Royalty income increased slightly due to average weekly sales gains of 4.9% which were somewhat offset by a decline in operating weeks of 1.3%. Initial franchise fees amounted to $45,000 this year compared to $10,000 last year due to the opening of two full-service units during the quarter versus two quick service openings last year.

     Cost of food and beverages increased to 25.5% of restaurant and consumer product sales for the thirteen weeks ended July 2, 1995 from 25.2% for the same period last year. This percentage cost increase reflects primarily changes in sales mix due to our expansion of our non-pizza menu offerings which have a higher-cost than our pizza menu items.

     Labor and benefits as a percentage of restaurant and consumer product sales remained constant at 30.8% for the thirteen weeks ended July 2, 1995 as compared to the same period last year.

     Occupancy costs declined as a percentage of restaurant and consumer product sales from 15.7% for the thirteen weeks ended July 2, 1995 to 14.5% for the same period last year, due to operating leverage provided by the increase in comparable store sales as well as the Company's ownership of an increasing number of fee owned properties.

     Other operating costs declined slightly as a percentage of restaurant and consumer products sales to 9.2% for the thirteen weeks ended July 2, 1995 from 9.3% for the same period last year, principally due to operating leverage provided by the increase in comparable store sales.

     General and administrative costs as a percentage of total revenues declined to 6.4% for the thirteen weeks ended July 2, 1995 from 7.4% for the same period last year, reflecting the benefits of operating leverage generated by the Company's sales growth and unit expansion.

     Depreciation and amortization expenses increased as a percentage of restaurant and consumer product sales to 7.3% for the thirteen weeks ended July 2, 1995 from 6.1% for the same period last year due principally to an increase in pre-opening amortization expense associated with the higher rate of unit growth recently.

     Operating income for the thirteen weeks ended July 2, 1995 improved 33% to $3.5 million from $2.6 million for the same period last year, as the operating margin for the thirteen weeks ended July 2, 1995 increased to 8.5% from 8.2% for the same period last year.

     Other expense of $587,000 for the thirteen weeks ended July 2, 1995 increased from $277,000 for the same period last year, principally due to higher interest costs relating to the increased level of debt used to fund the Company's accelerated expansion plan and its ownership of an increasing number of restaurant properties.

     The effective income tax rate remained unchanged at 37.0% for the thirteen weeks ended July 2, 1995 from the comparable period a year ago.

     Net income increased 24.3% for the thirteen weeks ended July 2, 1995 to $1,852,000 from $1,490,000 for the same period last year based on the factors noted above.


THIRTY-NINE WEEKS ENDED JULY 2, 1995 COMPARED TO THIRTY-NINE WEEKS ENDED JULY 3, 1994

                                                                              39 Weeks               39 Weeks
                                                                               Ended                   Ended
                                                                               7/2/95                 7/3/94
                                                                               ------                 ------
REVENUES:
Restaurant sales                                                                91.5%                  90.3%
Consumer product sales                                                           5.8                    6.4
Franchise income                                                                 2.7                    3.3
                                                                               -----                  -----

     Total                                                                     100.0%                 100.0%
                                                                               -----                  -----

COSTS AND EXPENSES:
Cost of food and beverages (1)                                                  25.8                   25.4
Labor and benefits (1)                                                          30.9                   31.0
Occupancy costs (1)                                                             14.7                   16.0
Other operating costs (1)                                                        8.9                    9.3
General and administrative                                                       7.2                    7.7
Depreciation and amortization (1)                                                7.0                    6.5
                                                                               -----                  -----

Operating income                                                                 7.7                    7.0

Other income (expense)                                                          (1.3)                   (.6)
                                                                               -----                  -----

Income before taxes                                                              6.4                    6.4
Provision for income taxes                                                       2.4                    2.5
                                                                               -----                  -----
Net income                                                                       4.0%                   3.9%
                                                                               =====                  =====

(1) Percentage of income of restaurant and consumer product sales


      Total revenue increased 30.5% to $114.7 million for the 39 weeks ended July 2, 1995 from $87.9 million in the comparable period in 1994.
Company-owned restaurant sales increased 32.4% to $104.9 million for the 39 weeks ended July 2, 1995 due primarily to a 20.9% increase in operating weeks of full-service Pizzeria Uno restaurants resulting from the addition of 14 restaurants during the past four quarters, as well as the purchase of three Bay Street Grill restaurants in December 1994. The increase in restaurant sales was also due to a 4.7% increase in comparable store sales for the 39 weeks ended July 2, 1995.

      Consumer product sales increased 18.5% to $6.7 million for the 39 weeks ended July 2, 1995 from $5.6 million in the comparable period in 1994 due to higher sales of Pizzeria Uno brand and private label refrigerated pizza, as well as increased shipments of frozen pizza for tests by customers outside New England.

      Franchise income increased 4% to $3.0 million for the 39 weeks ended July 2, 1995 from $2.9 million in the comparable period in 1994. Royalty income increased 5.4% to $2.9 million for the 39 weeks ended July 2, 1995 due principally to an increase in average weekly sales of 4.1%. Initial franchise fees totaled $100,000 for the 39 weeks ended July 2, 1995 compared to $135,000 in the comparable period in 1994.

      Cost of food and beverages as a percentage of restaurant and consumer product sales increased to 25.8% for the 39 weeks ended July 2, 1995 from 25.4% in the comparable period in 1994. This percentage cost increase primarily reflected changes in sales mix toward a larger percentage of higher-cost non-pizza menu items.

      Labor and benefits as a percentage of restaurant and consumer product sales decreased slightly to 30.9% for the 39 weeks ended July 2, 1995 from 31.0% in the comparable period in 1994, principally due to the leverage of higher comparable store sales.

      Occupancy costs as a percentage of restaurant and consumer product sales declined to 14.7% for the 39 weeks ended July 2, 1995 from 16.0% in the comparable period in 1994, primarily due to an increased number of owned restaurant properties and the operating leverage provided by the increase in comparable store sales noted above.

      Other operating costs declined as a percentage of restaurant and consumer product sales to 8.9% for the 39 weeks ended July 2, 1995 from 9.3% in the comparable period in 1994. The primary reasons for these improvements were lower advertising expenses as a percentage of restaurant and consumer product sales and the operating leverage provided by the increase in comparable store sales.

      General and administrative expenses decreased as a percentage of total revenues to 7.2% for the 39 weeks ended July 2, 1995 from 7.7% in the comparable period in 1994 as a result of allocating certain fixed expenses over a larger revenue base.

      Depreciation and amortization expenses as a percentage of restaurant and consumer product sales increased to 7.0% for the 39 weeks ended July 2, 1995 compared to 6.5% in the comparable period in 1994, principally due to increased amortization of pre-opening costs associated with the higher rate of unit growth.

      Operating income increased 43.8% to $8.9 million for the 39 weeks ended July 2, 1995 compared to $6.2 million in the comparable period in 1994. The operating profit margin improved to 7.7% from 7.0%, primarily as a result of the increase in Company-owned restaurants and comparable store sales.

      Other expense increased to $1,541,000 or 1.3% as a percentage of total revenues for the 39 weeks ended July 2, 1995 from $540,000 or .6% of total revenues in the comparable period in 1994. This increase was due to higher interest expense associated with the increased level of debt used to fund the Company's accelerated expansion plan and its ownership of an increasing number of restaurant properties. In addition, other expense in the comparable period in 1994 was favorably affected by a $312,000 gain on the sale of a restaurant to a franchise.

      The effective income tax rate declined to 37.0% for the 39 weeks ended July 2, 1995 from 39% in the comparable period in 1994. The effective income tax rate was lower primarily due to the effect of the FICA tip tax credit, which became effective January 1, 1994 and generally lower state income taxes.

LIQUIDITY AND SOURCES OF CAPITAL


      The following table presents a summary of the Company's cash flows for the 39 weeks ended July 2, 1995.
Net cash provided by operating activities                  $10,123
Net cash used in investing activities                      (32,637)
Net cash provided by financing activities                   21,983
                                                           -------
Increase (Decrease) in cash and cash equivalents              (531)
                                                           =======


      Historically, the Company has leased most of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from operating cash flow, equity offerings and from the sale of senior, unsecured notes and short-term borrowing under revolving lines of credit. During the 39 week period ended July 2, 1995, the Company's investment in property, equipment and leasehold improvements was $32.6 million.

      The Company currently plans to open approximately 38 restaurants during fiscal 1995 and fiscal 1996, 14 of which were open as of July 17, 1995. The Company expects that the average cash investment required to open a full-service Pizzeria Uno restaurant, excluding land and pre-opening costs, will be approximately $1.5 million. For the balance of fiscal 1995, the Company has planned approximately $9.0 million in additional capital expenditures primarily for the development of new restaurants.

      During the third quarter, the Company completed an equity offering that generated approximately $22.8 million. The proceeds were used to partially repay its unsecured, revolving line of credit. As of July 2, 1995, the Company had outstanding indebtedness of $16.5 million under its unsecured, revolving line of credit, $3.3 million of senior, unsecured notes and $837,000 in capital lease obligations. In December 1994, the Company obtained a $50.0 million unsecured revolving credit facility to replace its then existing $20.0 million revolving credit facility. The new revolving credit facility will convert to a three year term loan in December 1997. Advances under the revolving credit facility will accrue interest at the lender's prime rate, or alternatively, 125 - 150 basis points above LIBOR. The Company anticipates using the revolving credit facility in the future for repayment of all or a portion of the $3.3 million of principal outstanding under its senior, unsecured notes, for the development of additional restaurants, and for working capital.

      The Company announced on July 7, 1995, its intention to purchase up to 500,000 shares of its Common Stock in the market from time to time over the next six months. The Board of Directors of the Company determined that at current price levels the purchase of its Common Stock is an appropriate use of available funds. The shares of Common Stock to be purchased will be held in treasury and may be used by the Company from time to time for its employee benefit plans. As of August 14, 1995, the Company has purchased 300,000 shares of its Common Stock at prices ranging from $7.875 to $8.25.

      The Company believes that existing cash balances, cash generated from operations and borrowings under its revolving line of credit will be sufficient to satisfy the Company's working capital and capital expenditure requirements through fiscal 1996.

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

PART II.  OTHER INFORMATION
---------------------------

ITEM 5.   OTHER INFORMATION

          The Company announced on July 7, 1995, its intention to purchase up to 500,000 shares of its Common Stock in the market from time to time over the next six months. The Board of Directors of the Company determined that at current price levels the purchase of its Common Stock is an appropriate use of available funds. The shares of Common Stock to be purchased will be held in treasury and may be used by the Company from time to time for its employee benefit plans. As of August 14, 1995, the Company has purchased 300,000 shares of its Common Stock at prices ranging from $7.875 to $8.25.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS

              11.    Statement re: computation of per share earnings

          (b) REPORTS ON FORM 8-K - Uno Restaurant Corporation did not file any Reports on Form 8-K during the quarter ended July 2, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               UNO RESTAURANT CORPORATION
                               --------------------------
                               (Registrant)


Date:    August 14, 1995   By: /s/ Craig S. Miller
       ------------------      ------------------------------
                               Craig S. Miller
                               President


Date:    August 14, 1995   By: /s/ Robert M. Brown
       ------------------      ------------------------------
                               Robert M. Brown
                               Senior Vice President-Finance,
                               and Chief Financial Officer