Form 10-K
period 1995-10-01
UNO RESTAURANT CORP
filed 1995-12-22
CIK 812075

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



(Mark One)

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended October 1, 1995
                          ---------------

                                      OR


   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from               to              .
                               -------------    -------------

Commission file number 1-9573
                       ------

                          UNO RESTAURANT CORPORATION
                          --------------------------
            (Exact name of registrant as specified in its charter)



             DELAWARE                                            04-2953702
-----------------------------------------                   -------------------
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)


  100 CHARLES PARK ROAD, WEST ROXBURY, MA                           02132
-----------------------------------------                   -------------------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (617) 323-9200
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered

  COMMON STOCK, $.01 PAR VALUE                  NEW YORK STOCK EXCHANGE
  ----------------------------                  -----------------------

         Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                ---------------------------------------------
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


        The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of November 30, 1995, was $51,430,177, based on the closing price of $6.875 on that date on the New York Stock Exchange. As of November 30, 1995, 13,189,306 shares of the registrant's Common Stock, $.01 par value, were outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE


        Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 27, 1996 which will be filed within 120 days after the end of the registrant s fiscal year, are incorporated by reference in Part III of this report. Portions of the registrant's Registration Statement on Form S-1 (Registration No. 33-13100) (the "1987 Registration Statement"), the registrant's Registration Statement on Form S-2 (Registration No. 33-38944) (the "1991 Registration Statement"), the registrant's Registration Statement on Form S- 2 (Registration No. 33-59193) (the "1995 Registration Statement"), the registrant s Annual Report on Form 10-K for the fiscal year ended September 30, 1990, the registrant s Annual Report on Form 10-K for the fiscal year ended September 29, 1991, the registrant s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1990, the registrant s Annual Report on Form 10-K for the fiscal year ended September 27, 1992, the registrant s Annual Report on Form 10-K for the fiscal year ended October 3, 1993, the registrant s Annual Report on Form 10-K for the fiscal year ended October 2, 1994, the registrant s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1995, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on March 2, 1993, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 22, 1994, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 8, 1995, are incorporated by reference in Part IV of this Report.

                                    PART I
                                    ------


ITEM 1.  BUSINESS
-----------------

GENERAL AND DEVELOPMENTS DURING FISCAL YEAR 1995

        The Company owns and operates or franchises a total of 150 restaurants, including 80 owned and 60 franchised casual dining, full-service restaurants under the name "Pizzeria Uno...Chicago Bar & Grill." The Pizzeria Uno restaurants offer a diverse, high-quality menu at moderate prices in a casual, friendly atmosphere. The restaurants feature the Company's signature Chicago-style deep- dish pizza and a selection of entrees, including thin crust pizza, pasta, fajitas, ribs, steak and chicken, as well as a variety of appetizers, salads, sandwiches and desserts. The Company's restaurants average approximately 6,200 square feet with seating for an average of approximately 180 guests. For the fiscal year ended October 1, 1995, Company-owned restaurants averaged $1,925,000 in sales. Company-owned restaurants are located predominantly in the Northeast and Mid- Atlantic states, and franchised restaurants are located throughout the United States.

        In fiscal 1993, the Company began implementing strategic initiatives intended to strengthen its position in casual dining and to distinguish its restaurants from quick service pizza, pizza and pasta, and full-service Italian restaurants. As part of this strategy, during fiscal 1994, the Company invested approximately $2.5 million in new kitchen capabilities, including saute stations, grills and fryers, for its Company-owned restaurants enabling the Company to enhance the quality, breadth and appeal of its non-pizza menu items. To better communicate its concept and broadened menu to consumers, the Company refined the name of its restaurants to Pizzeria Uno ...Chicago Bar & Grill and upgraded the design and decor of its restaurants to be consistent with its casual dining theme. In addition, in fiscal 1993, the Company increased the size of its deep-dish pizzas to provide greater value and added additional restaurant managers in many of its higher volume units to improve overall service. The Company believes these strategic initiatives directly contributed to an increase in its average guest check and increases in comparable store sales of 3.3% in fiscal 1995.

        The Company recently has been expanding its channels of distribution to capitalize on the Pizzeria Uno brand name and the appeal of its signature Chicago- style deep-dish pizza. Currently, the Company is distributing refrigerated and frozen Chicago-style deep-dish pizza to approximately 900 supermarkets, primarily in New England, for sale in their fresh deli counters and frozen food sections. Since January 1993, the Company has also been supplying frozen Pizzeria Uno brand, Chicago-style deep-dish pizza to American Airlines for service on its flights. Approximately 1.7 million Pizzeria Uno brand pizzas were served aboard American Airlines flights during fiscal 1995. The Company is testing a similar pizza product at Pizzeria Uno kiosks in 14 General Cinema theaters. The Company also operates four neighborhood, limited-seating take-out units under the name "Uno...Pizza Takery." These units are located in strip centers, occupy approximately 2,000 square feet and offer limited seating for up to 40 customers.


        The Company acquired the rights to the name "Pizzeria Uno" from the late Ike Sewell, who opened the original Pizzeria Uno restaurant in Chicago, Illinois in 1943 and is considered the originator of Chicago-style deep-dish pizza. The Company opened its first Pizzeria Uno restaurant in 1979.

        During the fiscal year ended October 1, 1995, the Company opened 16 full-service Company-owned restaurants, and exchanged ownership of its restaurant in Fairview Heights, Illinois for a competitor s restaurant in Orlando, Florida. Five franchised restaurants opened during the fiscal year, and five closed.


        During the fiscal year ending September 29, 1996, the Company anticipates opening up to 12 Company-owned full-service restaurants and up to 10 franchised restaurants. The timing of these planned openings is subject to various factors, including locating satisfactory sites and negotiating leases and franchise agreements.

        In December, 1994, the Company purchased three Bay Street Grill restaurants located in Schaumburg, Illinois; Woodbridge, New Jersey; and Philadelphia, Pennsylvania. The three full-service, casual dining restaurants, which specialize in seafood, generated total annual sales of $6.6 million during fiscal 1995. The Company has no current plans to open additional Bay Street Grill restaurants.

        In December 1994, the Company obtained a $50 million unsecured, revolving credit and term loan facility through Fleet Bank. The new facility replaced a $20 million unsecured revolving credit facility. The new revolving credit facility will convert to a three year term loan in December 1997, and advances under this agreement will accrue interest at either the bank's prime rate plus .25%, or alternatively, at 100-150 basis points above LIBOR.

        On October 26, 1995, the Company entered into a five year interest rate swap agreement with Fleet Bank involving the exchange of floating rate interest payment obligations for fixed rate interest payment obligations. The notional amount of this interest rate swap agreement was $20 million. The Company entered into this agreement in order to manage interest costs and risks associated with fluctuating interest rates.

        The Board of Directors of the Company declared a 25% stock split on November 15, 1994 payable in the form of a stock dividend on February 28, 1995 to the stockholders of record of the Company on February 8, 1995. The stock split resulted in one additional share of Common Stock being issued for each four shares of Common Stock issued and outstanding on the record date. Cash was issued in lieu of fractional shares.

        During June 1995, the Company completed a secondary public equity offering of 2.3 million shares of its Common Stock underwritten by Montgomery Securities. The Company received $22.6 million in net proceeds from the offering.

        In October 1995, the Board of Directors of the Company authorized the repurchase of up to a total of 1.5 million shares of the Company s Common Stock in the market from time to time during the subsequent six months. This superseded the Board of Directors previous authorization in July 1995 for the repurchase of up to a total of 500,000 shares of the Company's Common Stock. As of November 30, 1995, the Company had repurchased a total of 494,100 shares of its Common Stock at prices between $7.00 and $8.25 per share.


RESTAURANT CONCEPT AND MENU

        Pizzeria Uno restaurants are full-service, casual dining restaurants, featuring the Company's signature Chicago-style deep-dish pizza and a diverse menu of high quality, moderately-priced menu items. The Company's target market is middle to upper-middle income individuals in the 17 to 49 year-old age group. The restaurants are generally open from 11:00 a.m. to midnight, seven days per week.

        The restaurants feature the Company's signature Chicago-style deep-dish pizzas and a selection of entrees, including thin crust pizza, pastas, fajitas, ribs, steak and chicken, as well as a variety of appetizers, salads, sandwiches and desserts. The Company's signature product, its Chicago-style, deep-dish pizza, filled with ingredients such as fresh meats, spices, vegetables and real cheeses, is baked according to proprietary recipes. The Company believes that its proprietary recipes produce a superior pizza that is difficult to duplicate. In fiscal 1994, the Company invested approximately $2.5 million in new kitchen capabilities, including saute stations, grills and fryers, for its Company-owned restaurants enabling the Company to enhance the quality, breadth and appeal of its non-pizza items. At the end of fiscal 1995, the Company's average check per guest for full service Company-owned restaurants was approximately $9.50. For fiscal 1995, sales of alcoholic beverages accounted for approximately 18% of total restaurant sales.

RESTAURANT DESIGN AND SITE SELECTION

        The Company has recently upgraded the design and decor of its restaurants to be consistent with its theme as "Pizzeria Uno...Chicago Bar & Grill." Pizzeria Uno restaurants are designed and decorated to provide a friendly and comfortable atmosphere expected of full-service, casual dining restaurants and distinguished from typical pizza restaurants. The decor of each restaurant emphasizes quality with wood, brick and brass. To ensure quality and compliance with Company standards, preliminary exterior design and complete interior and kitchen design for all Company-owned and franchised restaurants are prepared by the Company. The Company's current prototype free-standing restaurant occupies approximately 6,400 square feet, with a seating capacity of approximately 200 customers.

        The Company considers the specific location of a restaurant to be critical to its long-term success and devotes significant effort to the investigation and evaluation of potential sites. One or more of the Company's executive officers inspect and approve the site for each Company-owned and franchised restaurant. Within each target market area, the Company evaluates population density and demographics, major retail and office concentration and traffic patterns. In addition, the Company evaluates visibility, accessibility, proximity to direct competition and various other site specific factors. Pizzeria Uno restaurants are located in both urban and suburban markets, in free-standing buildings, strip centers and malls. Restaurant development is currently targeted at high profile, free-standing locations.

        Historically, the Company has leased most of its restaurants to minimize investment costs. Since fiscal 1992, however, the Company began selectively purchasing real estate to develop new restaurants where available and when the expected long-term cost of owning the real estate is less than the cost of leasing. Of the 88 Company-owned restaurants open as of November 30, 1995, 74 are located in leased facilities and 14 are fee owned properties. See "Item 2. - Properties."

RESTAURANT LOCATIONS

       The following tables provide the locations for Company-owned and franchised restaurants as of November 30, 1995.


                         COMPANY-OWNED RESTAURANTS (88)

  COLORADO (2)                Burlington                  Lynbrook
  Denver                      Cambridge(2)                Massapequa
  Greenwood                   Danvers                     New York City
                              Dedham                         Bayside
  CONNECTICUT (5)             Framingham                     Bay Ridge
  Danbury                     Hanover                        Forest Hills
  Fairfield                   Hyannis                        Manhattan(5)
  Manchester                  Kingston                    Syracuse
  Milford                     Lynnfield                   Victor
  West Hartford               Newton(2)(c)                Vestal
                              Newtonville (d)             Yonkers
  FLORIDA (5)                 Revere
  Daytona Beach               Shrewsbury(d)               OHIO (1)
  Kissimmee                   Springfield                 Columbus
  Ormond Beach                Waltham (d)
  Orlando (2)                 Woburn                      PENNSYLVANIA (4)
                                                          Philadelphia (3)(e)
  ILLINOIS (6)                MISSOURI (1)                Pittsburgh
  Aurora                      St. Louis                        Monroeville
  Chicago (3)(a)                   Chesterfield
  Schaumburg (2)(e)                                       RHODE ISLAND (1)
                              NEW HAMPSHIRE(3)            Warwick
  MAINE (1)                   Concord
  Portland                    Manchester                  VIRGINIA (7)
                              Nashua                      Balston
  MARYLAND (5)                                            Fairfax
  Baltimore                   NEW JERSEY (2)              Newport News
  Bel Air                     Paramus                     Norfolk
  Bethesda                    Woodbridge (b)              Potomac Mills
  Towson                                                  Reston
  Waldorf                     NEW YORK (18)               Williamsburg
                              Albany
  MASSACHUSETTS (25)          Amherst                     WASHINGTON, DC(2)
  Boston(5)                   Buffalo                     Cleveland Park
  Braintree                   Henrietta                   Union Station
  Brockton

--------------------
See footnotes on next page

                         FRANCHISED RESTAURANTS (62)

  ARIZONA (2)                 MARYLAND (1)                OHIO (6)
  Phoenix                     Deep Creek                  Cincinnati(2)
  Tempe                                                   Cleveland(3)
                              MASSACHUSETTS (4)           Dayton
  CALIFORNIA (10)             Holyoke
  Cupertino                   Marlborough                 OKLAHOMA (1)
  Fremont                     Springfield(2)(c)           Tulsa
  Los Angeles
  San Diego(2)                MICHIGAN (2)                PENNSYLVANIA (6)
  San Francisco(3)            Ann Arbor                   King of Prussia
  Santa Clara                 Bloomfield                  Langhorne
  West Hollywood                                          Media
                              MINNESOTA (2)               Philadelphia(3)
  CANADA (1)                  Minnetonka
  Toronto                     Edina                       PUERTO RICO (2)
                                                          San Juan
  FLORIDA (4)                 NEVADA (1)                  San Patricio
  Miami                       Las Vegas
  Orlando(3)                                              TEXAS (4)
                              NEW JERSEY (4)              Addison
  ILLINOIS (2)                Cherry Hill                 Arlington
  Champaign                   Secaucus                    Ft. Worth
  Chicago(d)                  South Plainfield            Houston
                              Wayne
  INDIANA (2)                                             WASHINGTON, DC(1)
  Indianapolis                NEW YORK (2)                Georgetown
  Merrillville                Poughkeepsie
                              White Plains                WISCONSIN (4)
  KENTUCKY (1)                                            Janesville
  Lexington                                               Milwaukee
                                                          Madison(2)


------------------------
  (a) Includes one Mexican restaurant.
  (b) Bay Street Grill.
  (c) Includes one limited seating, take-out restaurant.
  (d) Limited seating, take-out restaurant.
  (e) Includes one Bay Street Grill.


UNIT ECONOMICS

        For the fiscal year ended October 1, 1995, the 62 Company-owned restaurants open for the entire fiscal year generated average restaurant sales of approximately $1,935,000, average restaurant operating income of approximately $279,000 (or 14.4% of sales) and average restaurant cash flow of approximately $410,000 (or 21.2% of sales). The 23 Company-owned restaurants opened in fiscal 1994 and fiscal 1995 had an average cash investment of approximately $1,545,000 for building, leasehold improvements, furniture, fixtures and equipment, but excluding land costs and pre-opening expenses.
The Company expects that the average cash investment required to open a full-service Pizzeria Uno restaurant will be approximately $1.5 million, excluding land and pre-operating expenses. In the future, the Company anticipates that it will continue to purchase a portion of its new restaurant locations and expects that its total investment for each fee owned unit will be approximately $2.0 to $2.5 million.

RESTAURANT EXPANSION

        The Company intends to continue opening Company-owned restaurants in two of its primary metropolitan markets, New York and Baltimore/Washington, D.C. The Company is also engaged in site development efforts in Chicago, Orlando and Denver. Due to its current concentration of restaurants in New England, future expansion in this market will be more selective. In fiscal 1995, the Company opened 16 restaurants, and exchanged ownership of one restaurant in metropolitan St. Louis for a competitor's restaurant in Orlando, Florida. The Company expects to open approximately 12 restaurants in fiscal 1996.

        The Company will continue to grant franchisees the right to expand the Pizzeria Uno restaurant business throughout the United States and, as opportunities arise, outside the United States. In fiscal 1995, five franchised restaurants were opened, and five franchised restaurants were closed. During fiscal 1996, the Company expects franchisees to open approximately 10 restaurants. See "-- Franchise Program."


OTHER BUSINESS DEVELOPMENT

        The Company has recently been expanding its consumer product business principally through distribution of its deep-dish pizza in the fresh deli counters and frozen food sections of approximately 900 supermarkets in New England, New York, New Jersey, Pennsylvania and Ohio. Currently, Pizzeria Uno deep-dish pizza is the leading brand of fresh, refrigerated pizza sold in New England supermarkets. The Company also is currently supplying private-label thin-crust pizza to selected New England supermarket chains. In addition, in January 1993, the Company began supplying frozen deep-dish pizzas to American Airlines for service on its flights. Approximately 1.7 million pizzas were served aboard American Airlines flights during fiscal 1995. During 1995, the Company also began distributing frozen deep-dish pizza to two wholesale club chains. Finally, the Company is testing the sale of frozen pizzas at Pizzeria Uno kiosks currently located in 14 General Cinema movie theaters. To support the growth of the Company's consumer product business, a production facility in Brockton, Massachusetts began operation in January 1993. The Company expanded the facility later in fiscal 1993 and further expanded the facility in fiscal 1995. See "Item 2 - Properties."

        The Company is continuing to test other traditional and non-traditional distribution channels for its signature, deep-dish pizza product. The Company is currently operating four limited-seating take-out units with the name "Uno...Pizza

Takery." The units are located in strip centers, occupy approximately 2,000 square feet and offer limited seating for up to 40 customers.

        In December 1994, the Company purchased three Bay Street Grill restaurants located in Schaumburg, Illinois; Woodbridge, New Jersey; and Philadelphia, Pennsylvania. The Bay Street Grill restaurants are full-service, casual dining restaurants, which specialize in seafood. The Company has no current plans to open additional Bay Street Grill restaurants.

RESTAURANT MANAGEMENT

        The staff for a typical Pizzeria Uno restaurant consists of one general manager, two assistant managers and approximately 50 to 70 hourly employees, many of whom are part-time personnel. Managers of Company-owned restaurants are compensated with a salary plus a performance bonus based on restaurant sales and profits. The Company believes that turnover among the Company's restaurant managers is below the industry average.


        The Company conducts an initial ten-week training program for all managers and franchisees focusing on restaurant operations. There is continuing training of Company-owned restaurant managers through specialized training programs and regular meetings that emphasize the areas of leadership, quality of food preparation and service. The Company requires its food handling personnel and alcohol serving employees to participate in a training program to ensure the sanitary and responsible service of food and alcohol.
The training program is conducted on an ongoing basis. The Company also holds quarterly regional meetings and an annual national meeting of franchisees and Company managers which focus on continuing training in marketing, new products, site selection and aspects of business management.

        Each Company-owned restaurant manager and franchisee is required to comply with an extensive operations manual which contains detailed standards and specifications for all elements of operations. The Company generally visits franchisees on a quarterly basis, but continuing training of franchised restaurant managers is the responsibility of the franchisees.

        The Company employs three operations vice presidents and 13 regional operations directors. The Company also currently employs three field-service supervisors to monitor all franchised restaurants. Their duties include quarterly visits and detailed, annual inspections of quality, service and sanitation. As additional restaurants are opened, the Company intends to add qualified supervisors in order to maintain quality control.

PURCHASING


        The Company negotiates directly with suppliers for all primary food ingredients and beverage products to ensure adequate supplies and to obtain competitive prices. The Company seeks competitive bids from suppliers on many of its primary food ingredients on a periodic basis no less than annually for each supplier. The Company approves suppliers of these ingredients and products and requires its suppliers to adhere to product specifications established by the Company. Several key ingredients are proprietary. They are manufactured for the Company under private label and sold to authorized distributors for resale to Company-owned restaurants and franchisees. The Company and its franchisees purchase substantially all food and beverage products from authorized local or national distributors. In some cases, franchisees find it more economical to purchase most of these products from the same distributors servicing the Company-owned restaurants in order to take advantage of volume discounts. The Company does not derive any income from suppliers or distributors on sales to franchisees. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

ADVERTISING AND MARKETING

        For fiscal 1995, the Company spent 2.7% of restaurant and consumer product sales on advertising and marketing. The Company relies primarily on television, radio, direct mail and print advertising. Through an advertising cooperative fund, the Company prepares regional and local advertising materials and also produces menus and promotional programs for both franchised and Company-owned restaurants.

        Franchisees are required to contribute a fee of up to 1.0% of franchised restaurant sales to the advertising cooperative fund, and the Company contributes an equal percentage of Company-owned restaurant sales. Except for the materials prepared and distributed by the Company through the advertising cooperative fund, franchisees are responsible for the implementation of advertising and marketing for their respective restaurants, subject to adherence to Company-established guidelines. In addition, the Company's franchise agreement requires franchisees to spend at least 2% of franchised restaurant sales each year on local advertising and public relations.

FRANCHISE PROGRAM

        As of October 1, 1995, the Company had 61 franchised Pizzeria Uno restaurants operated by 34 franchisees located in 18 states, the District of Columbia, Puerto Rico and Canada. Historically, franchises were granted on a unit-by-unit basis, rather than by territory. The Company is currently pursuing territory development with franchisees for construction of one or more restaurants over a certain period of time and within a certain geographic area. For example, the Company recently signed an area franchise agreement with a Portland, Oregon franchisee covering several counties in Oregon requiring the franchisee to open four restaurants prior to March 31, 2000. The Company is in continual discussions with existing and prospective franchisees for the development of certain geographic areas and expects to grant additional franchises to qualified applicants with restaurant- related operating experience and requisite financial resources.

        New domestic franchisees are required to pay at the time the development agreement is signed a nonrefundable fee of $10,000 per restaurant committed to be developed. The Company's current franchise agreement also requires franchisees to pay a unit franchise fee of $30,000 per restaurant before signing a franchise agreement for a specific location and a continuing monthly royalty of 5% of restaurant sales. Royalties and franchise fees for international franchises are negotiated on an individual basis. Royalties received by the Company averaged 4.4% of franchised restaurant sales for the fiscal year ended October 1, 1995. At the beginning of fiscal 1992, the Company implemented a variable royalty plan that allows royalty rate reductions from contractual rates for those franchised restaurants meeting certain criteria. It is available only to those franchised restaurants that do not achieve minimum sales levels during their first five years of operation in relation to their overall capital investment, including capitalized lease obligations. The minimum royalty rate under the variable royalty plan is 3% and ranges up to 5%. Seven franchised restaurants currently qualify for some degree of royalty rate reduction under the variable royalty plan.

        The Company receives weekly and monthly sales reports from its franchisees and, in addition, conducts test sales audits of all franchisees on an annual basis. Based upon these reports, the Company believes that the average annualized sales for its franchised restaurants in fiscal 1995 was approximately $1.4 million.

        The franchise agreements generally prohibit the Company from granting competing franchises or opening competing restaurants within three miles of a franchised restaurant. The franchise agreements have an initial term of 20 years with three successive ten-year renewal periods at the option of the franchisee, provided that the agreement has not previously been terminated by either party. Upon each renewal, the Company may require a franchisee to sign a revised franchise agreement and to make capital expenditures to renovate the restaurant, but may not increase the continuing monthly royalty or charge a renewal fee. The Company retains the right to terminate a franchise agreement for a variety of reasons, including significant and willful understatement of gross receipts, failure to pay fees, material misrepresentation on an application for a franchise, or material breach or default under the franchise agreement, including failure to maintain Company operating standards. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. The Company has the right to audit and receive certain monthly and annual financial and other information from franchisees.

        The Company's initial training program for franchisees is similar to its training program for management trainees and employees in Company-owned restaurants. See "-- Restaurant Management." In order to ensure uniform quality standards, the Company requires franchisees to comply with Company specifications as to space, design and decor, menu items, principal food ingredients and day-to-day operations, as set forth in the Company's operations manual. The Company's executives or field-service personnel generally visit each franchise location at least four times per year.

        The Company guarantees certain limited equipment and leasehold improvement financing to qualified franchisees through an agreement with an unaffiliated finance company. Under this agreement, the Company guarantees financing provided by the finance company to qualified franchisees in the maximum aggregate amount of $2 million for all franchisees combined. The Company has also guaranteed up to a maximum of $431,000 of future lease payments in the event of default by specific franchisees.

COMPETITION

        The restaurant business is highly competitive with respect to price, service and food quality, and is often affected by changes in consumer tastes, economic conditions and population and traffic patterns. There is also intense competition for real estate sites, personnel and qualified franchisees. The Company competes within each market with locally-owned restaurants as well as with national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than the Company.

EMPLOYEES

        The Company employed approximately 5,815 persons, 118 of whom were corporate personnel and 333 of whom were field service or restaurant managers or trainees. The remaining employees were restaurant personnel, many of whom were part-time. Of the 118 corporate employees, 62 were in management positions and 56 were general office employees.

        The Company considers its employee relations to be good. None of the Company's employees is covered by collective bargaining agreements except for employees of its three Restaurants in urban Chicago who are members of the Hotel Employees and Restaurant Employees International Union of the AFL-CIO, and who are subject to a collective bargaining agreement with the Company through November 30, 1996.

TRADEMARKS

        The Company regards its many trademarks and service marks as having significant value and as being an important factor in the marketing of its products. Its most significant marks include "Uno," "Pizzeria Uno," "Pizzeria Due" and "Bay Street." The Company's registrations of its significant marks are subject to renewal at various times from 1998 to 2005. However, the Company intends to renew its registration of such marks prior to expiration. The Company has applied for federal registration of the trademark "Pizzeria Uno . .
 . Chicago Bar & Grill." The Company's policy is to pursue registration of its marks whenever possible and to oppose strenuously any infringement of its marks.

GOVERNMENT REGULATION

        The Company is subject to various federal, state and local laws affecting its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health and safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

        Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county and municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control, and handling, storage and dispensing of alcoholic beverages.

        The Company may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

        The Company is also subject to federal and a substantial number of state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises. These laws often also apply substantive standards to the relationship between franchisor and franchisee and limit the ability of a franchisor to terminate or refuse to renew a franchise.

        The Company is subject to the rules and regulations of various federal, state and local health agencies, including the United States Food and Drug Administration (the "FDA") and the United States Department of Agriculture. The FDA specifies standards for nutrition content claims and health claims made in connection with food items offered in the Company's restaurants. The FDA also prescribes the format and content of nutrition information required to appear on labels of certain products, including the Company's line of fresh and frozen items sold through supermarkets.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company and their ages are as follows:

                                                                Director
       Name            Age                Title                   Since
       ----            ---                -----                 --------
Aaron D. Spencer ...... 64     Chairman, Chief Executive          1979
                               Officer and Director

Craig S. Miller ....... 46     President, Chief Operating         1985
                               Officer and Director

Robert M. Brown ....... 48     Senior Vice President-             1987
                               Finance, Chief Financial
                               Officer, Treasurer and Director

Alan M. Fox ........... 48     Senior Vice President-              --
                               Purchasing, President-Uno
                               Foods Inc.

William A. Gallucci ... 64     Senior Vice President-              --
                               Franchising

Thomas W. Gathers ..... 39     Senior Vice President-              --
                               Human Resources and Training

Eugene I. Lee ......... 34     Senior Vice President-              --
                               Operations

Damon M. Liever ....... 41     Senior Vice President-              --
                               Marketing


   The following is certain additional information concerning each executive officer of the Company. When used below, unless otherwise noted, positions held with the Company include positions held with the Company's predecessors.

   Mr. Spencer, the founder and Chief Executive Officer of the Company, has been Chairman since 1986 and previously served as the Company's President until 1986. Mr. Spencer has 30 years of experience in the restaurant industry and was the founder and owner of the predecessor of the Company which operated a chain of 24 Kentucky Fried Chicken franchised restaurants at the time the restaurants were sold.

   Mr. Miller has been President and Chief Operating Officer since 1986. From 1984 to 1986, he served as a Vice President and then Executive Vice President of the Company. Prior to joining the Company, Mr. Miller spent 11 years with the General Mills Inc. restaurant subsidiary, including four years in various executive capacities with Casa Gallardo Mexican restaurants and six years with the Red Lobster restaurant chain. Mr. Miller has a total of 28 years of experience in the restaurant industry.

   Mr. Brown has been Senior Vice President-Finance since 1988 and has served as Chief Financial Officer and Treasurer since 1987. From 1987 to 1988, he served as

Vice President-Finance of the Company. From 1984 to 1987, Mr. Brown served as vice president, treasurer and chief financial officer of the waste management subsidiary of Genstar Corporation, and was employed by SCA Services, Inc. from 1980 to 1984, most recently as assistant controller. Mr. Brown is a certified public accountant and has worked in accounting and finance since 1969.

        Mr. Fox has been Senior Vice President-Purchasing since October 1990. Also, since 1990, Mr. Fox has been President of Uno Foods Inc., the Company's subsidiary responsible for retail pizza distribution. Mr. Fox served as Senior Vice President-Purchasing and Development from 1989 to 1990, and served as Vice President of Purchasing from 1988 to 1989. Prior to joining the Company, from 1971 to 1988, Mr. Fox served as vice president-purchasing at Worcester Quality Foods, Inc. a wholesale food service distributor. Mr. Fox has a total of 24 years of experience in the restaurant and food service industries.

        Mr. Gallucci has been Senior Vice President-Franchising since October 1994. From 1988 to 1994, he served as Senior Vice President-Operations, and from 1985 to 1988, he served as Vice President-Operations of the Company.
Prior to joining the Company, Mr. Gallucci served for 12 years with Magic Pan International, Inc. as a division operations vice president, and prior to that he was employed by Stouffer Corporation for 16 years. Mr. Gallucci has a total of 38 years of experience in the restaurant industry.

        Mr. Gathers has been Senior Vice President-Human Resources and Training since November 1992. Mr. Gathers served as Vice President-Human Resources and Training since August 1990. Prior to joining the Company, Mr. Gathers served in several senior training and development functions with the General Mills Inc. restaurant subsidiary from 1981 to 1990. Mr. Gathers has a total of 19 years of experience in the restaurant industry.

        Mr. Lee has been Senior Vice President-Operations since October 1994. From 1992 to 1994, he served as Vice President-Operations of the Company. From 1988, when he joined the Company, to 1992, Mr. Lee held several operations management positions. Prior to joining the Company, Mr. Lee served for 10 years with the York Steak House division of General Mills, Inc. as an area supervisor. Mr. Lee has a total of 17 years of experience in the restaurant industry.

        Mr. Liever has been Senior Vice President-Marketing since January 1994. From 1993 to 1994, he served as Vice President-Marketing of the Company. Prior to joining the Company, Mr. Liever served as Vice President-Marketing for the Black-Eyed Pea restaurant division of Unigate PLC from 1991 to 1993. From 1981 to 1991 Mr. Liever held several senior marketing positions with Pepsico subsidiaries, including Frito-Lay and Taco Bell.

        Officers are elected by, and serve at the pleasure of, the Board of Directors.

        See also "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT," "ITEM 11. EXECUTIVE COMPENSATION," "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 2.  PROPERTIES
-------------------

        The Company owns a 30,000 square foot production plant in Brockton, Massachusetts. The production plant produces frozen product for service aboard American Airlines flights, as well as fresh, refrigerated pizzas that are sold at deli counters in approximately 900 supermarkets in New England, New York, New Jersey, Pennsylvania and Ohio. This facility provides sufficient capacity to support double the level of sales achieved in fiscal 1995. See "ITEM 1. Other Business Development."

        Prior to fiscal 1992, all Company-owned restaurants were located in leased space. However, during fiscal 1992, the Company purchased real estate to develop new restaurants in Portland, Maine, Lynnfield, Massachusetts and Hyannis, Massachusetts, and also purchased the real estate related to its three urban Chicago restaurants; during fiscal 1993 the Company purchased real estate to develop new restaurants in Orlando, Florida; during fiscal 1994 in Amherst, New York, and Paoli and Franklin Mills, Pennsylvania; and in fiscal 1995, in Potomac, Virginia, Schaumburg, Illinois, Denver, Colorado and Williamsburg, Virginia. During fiscal 1996, the Company intends to purchase approximately four additional restaurant properties.

        The leases for Company-owned restaurants typically have initial terms of 20 years with certain renewal options and provide for a base rent plus real estate taxes, insurance and other expenses, plus additional percentage rents based on revenues of the restaurant. All of the Company's franchised restaurants are in space leased from parties unaffiliated with the Company, with the exception of one franchised restaurant which is subleased from the Company. Franchised restaurant leases typically have lease terms through the initial term of the franchise agreements.

        One of the Company-owned restaurants in Boston, Massachusetts is located on the first floor of a six-story office building owned by Aaron D. Spencer, Chairman and Chief Executive Officer of the Company. Mr. Spencer has leased the entire building to the Company pursuant to a five-year lease, ending on March 29, 1997, at a rent of $162,000 per year. The rent will be increased by 12% of the cost of any improvements to the building made by Mr. Spencer.
The Company is responsible for all taxes, utilities, insurance, maintenance and repairs. The lease may be terminated by either the Company or Mr. Spencer upon six months prior notice. If Mr. Spencer or the Company terminates the lease, a new lease between the Company and Mr. Spencer relating only to the restaurant space of the building will become effective immediately. The new lease will have a five-year term with two five-year renewal options. Rent under the new lease will be 6.5% of total restaurant revenues but with a minimum rent, determined by independent appraisal, equal to the fair market rent at the time the new lease becomes effective. The Company currently sublets all but the restaurant space at rents which approximate the $162,000 annual rent that it is obligated to pay Mr. Spencer. Management believes that the terms of both the existing lease and the new lease which will become effective upon termination of the existing lease are comparable to those otherwise available in the real estate market.

        The Company's executive offices are located in two adjacent buildings in West Roxbury, Massachusetts. The first, a three-story building owned by Mr. Spencer, is leased to the Company pursuant to a five-year lease, commencing on March 30, 1987, with options to renew for two additional five-year periods.
Rent during the initial term of the lease was $30,000 per year.   Currently,
the first of the two five-year options has been exercised at a rate of $36,000 per year. During the final option period, rent will be equal to fair market rent, but may not be less than the rent under the lease during the immediately preceding term. The value of any leasehold improvements made by the Company will not be considered in determining fair market value rent. The Company added the third floor to the building. The
Company is responsible for all taxes, utilities, insurance, maintenance and repairs. The second, a two-story building owned by Mr. Spencer's children, is also leased to the Company pursuant to a 15 year lease commencing on February 1, 1990, with options to renew for three additional five-year periods. Rent during the first five years of the initial term of the lease was $106,800 per year, increasing to $128,160 per year for the next five years, and to $153,792 for the final five years of the initial term of the lease. The Company is responsible for all taxes, utilities, insurance, maintenance and repairs. Rent during any option period will be 120% of the rent for the prior term of the lease. Management believes that the terms of the leases for the two offices are as favorable as otherwise available in the real estate market. With the two buildings, the executive offices currently consist of approximately 25,000 square feet and house the Company's executive, administrative and clerical offices.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

        As of November 30, 1995, the Company was not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the Company's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

        None.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

MARKET INFORMATION

        The Company's Common Stock, $.01 par value, is listed on the New York
Stock Exchange under the symbol "UNO." The table below sets forth the range of high and low sales prices on the New York Stock Exchange for the period from October 4, 1993 to October 1, 1995, adjusted to reflect the stock split paid on February 28, 1995:


                                           COMMON STOCK
                                               PRICE
                                         -----------------
                                          HIGH       LOW
                                         ------     ------
FISCAL YEAR ENDED OCTOBER 2, 1994
---------------------------------

First Quarter                            $ 8.70     $ 7.00
Second Quarter                           $ 8.50     $ 6.50
Third Quarter                            $ 8.60     $ 7.10
Fourth Quarter                           $10.90     $ 7.90

FISCAL YEAR ENDED OCTOBER 1, 1995
---------------------------------

First Quarter                            $11.10     $ 9.30
Second Quarter                           $12.80     $10.10
Third Quarter                            $12.00     $10.25
Fourth Quarter                           $10.375    $ 7.75

NUMBER OF STOCKHOLDERS

        As of October 1, 1995, there were approximately 4,300 beneficial owners of the Company's Common Stock.

DIVIDENDS

        The Company has never paid any cash dividends on its Common Stock and for the foreseeable future intends to continue its policy of retaining earnings to finance the development and growth of the Company. The Board of Directors may reconsider this policy from time to time in light of conditions then existing, including the Company's earnings performance, financial condition and capital requirements. Pursuant to both the private placement in June 1990 of $10 million of senior, unsecured notes with a major insurance company, and a $50 million unsecured revolving and term credit agreement obtained in December 1994, the Company became subject to various financial and operating covenants, including limitations on the payment of cash dividends. The most restrictive limitations, in general, preclude the Company from paying cash dividends, if such payment, when aggregated with certain other payments, would exceed 35% of net income for the then most recent four-quarter period or would cause certain net tangible asset and debt ratios to be exceeded.

        On November 15, 1994, the Board of Directors declared a five-for-four stock split effected in the form of a stock dividend paid in shares of the Company s Common Stock on February 28, 1995 to stockholders of record on February 8, 1995.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
                                                             Fiscal Year Ended
                                         ------------------------------------------------------------
                                          Oct. 1       Oct. 2       Oct. 3      Sept. 27     Sept. 29
                                           1995         1994         1993         1992         1991
                                         --------     --------     --------     --------     --------
INCOME STATEMENT DATA:

REVENUES
Restaurant sales......................   $146,100     $112,674     $ 98,234     $ 77,500     $ 65,921

Consumer product sales................      8,477        7,418        7,073        3,106        1,996
Franchise income......................      4,129        3,973        3,638        3,507        3,408
                                         --------     --------     --------     --------     --------
                                          158,706      124,065      108,945       84,113       71,325
                                         --------     --------     --------     --------     --------

COSTS AND EXPENSES
Cost of food and beverages............     39,420       30,177       26,024       19,224       16,187
Labor and benefits....................     47,377       36,935       32,990       24,912       21,017
Occupancy costs.......................     22,925       18,979       17,295       14,492       10,735
Other operating costs.................     13,583       10,751        9,166        9,638        5,013
General and administrative............     11,229        9,277        8,233        7,022        7,298
Depreciation and amortization.........     10,795        7,655        7,152        5,773        5,096
                                         --------     --------     --------     --------     --------
                                          145,329      113,774      100,860       81,061       65,346
                                         --------     --------     --------     --------     --------

OPERATING INCOME......................     13,377       10,291        8,085        3,052        5,979

OTHER EXPENSE.........................     (1,944)        (845)      (1,085)        (150)        (487)
                                         --------     --------     --------     --------     --------
INCOME BEFORE INCOME TAXES............     11,433        9,446        7,000        2,902        5,492
Provision for income taxes............      4,230        3,690        2,837        1,140        2,337
                                         --------     --------     --------     --------     --------
NET INCOME............................   $  7,203     $  5,756     $  4,163     $  1,762     $  3,155
                                         ========     ========     ========     ========     ========
EARNINGS PER COMMON SHARE.............   $   0.58     $   0.51     $   0.37     $   0.16     $   0.29
                                         ========     ========     ========     ========     ========
WEIGHTED AVERAGE SHARES OUTSTANDING...     12,364       11,360       11,291       11,313       10,738
                                         ========     ========     ========     ========     ========

BALANCE SHEET DATA:

Total assets..........................   $125,260     $ 92,153     $ 74,735     $ 68,117     $ 61,260
Long-term debt........................     21,750       17,703        8,167       10,000       10,000
Capital lease obligations.............        749          820          472          474          476
Shareholders' equity..................     83,127       55,958       49,375       45,090       43,131

OPERATING DATA:

SYSTEM-WIDE SALES(a)
Company-owned.........................   $136,659     $110,272     $ 96,540     $ 77,226     $ 65,605
Franchised............................     91,988       87,706       82,710       77,891       69,545
                                         --------     --------     --------     --------     --------
TOTAL.................................   $228,647     $197,978     $179,250     $155,117     $135,150
                                         ========     ========     ========     ========     ========

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
                                                             Fiscal Year Ended
                                         ------------------------------------------------------------
                                          Oct. 1       Oct. 2       Oct. 3      Sept. 27     Sept. 29
                                           1995         1994         1993         1992         1991
                                         --------     --------     --------     --------     --------
AVERAGE RESTAURANT SALES(a)
Company-owned.........................   $  1,925     $  1,886     $  1,807     $  1,786     $  1,874
Franchised............................      1,557        1,489        1,389        1,356        1,322

NUMBER OF RESTAURANTS
Company-owned(b)......................         87           66           57           51           40
Franchised(c).........................         61           61           58           59           55
                                         --------     --------     --------     --------     --------
TOTAL AT YEAR END.....................        148          127          115          110           95
                                         ========     ========     ========     ========     ========

--------------------------------------
(a)  Pizzeria Uno full-service restaurants, annualized.
(b)  Includes one Mexican restaurant, three Bay Street Grill restaurants and four quick-
     service Uno units in 1995; one Mexican restaurant and two quick-service Uno units in 1994; one Mexican restaurant and one quick-service Uno unit in 1993 and 1992;
     one steakhouse restaurant in 1991.
(c)  Includes two quick-service Pizzeria Uno units in 1995 and 1994 and one in 1991.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

        The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's income statements and operating data for the periods indicated:

                                        52 Weeks   52 Weeks    53 Weeks
                                         Ended      Ended       Ended
                                        10/1/95    10/2/94     10/3/93
                                        -------    -------     -------
REVENUES:
  Restaurant sales...........            92.1%      90.8%       90.2%
  Consumer product sales.....             5.3        6.0         6.5
  Franchise income ..........             2.6        3.2         3.3
                                        -----      -----       -----
    Total ...................           100.0      100.0       100.0


 COSTS AND EXPENSES:
   Cost of food and beverages (1)        25.5       25.1        24.7
   Labor and benefits (1) ....           30.6       30.8        31.3
   Occupancy costs (1) .......           14.8       15.8        16.4
   Other operating costs (1) .            8.8        9.0         8.7
   General and administrative             7.1        7.5         7.6
   Depreciation and amortization(1)       7.0        6.4         6.8
                                        -----      -----       -----
OPERATING INCOME............              8.4        8.3         7.4

OTHER EXPENSE ..............             (1.2)       (.7)       (1.0)
                                        -----      -----       -----

INCOME BEFORE TAXES.........              7.2        7.6         6.4
Provision for income taxes .              2.7        3.0         2.6
                                        -----      -----       -----
NET INCOME .................              4.5%       4.6%        3.8%
                                        =====      =====       =====

(1) Percentage of restaurant and consumer product sales


FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

        Total revenues increased 28% to $158.7 million in fiscal 1995 from $124.1 million the prior year. Company-owned restaurant sales increased 29.7% to $146.1 million due primarily to a 21.4% increase in operating weeks of full-service Pizzeria Uno restaurants resulting from the addition of 16 restaurants during the past four quarters, as well as the purchase of three Bay Street Grill restaurants in December 1994. The increase in restaurant sales was also due to a 3.3% increase in comparable store sales for the 52 weeks ended October 1, 1995.

        Consumer product sales increased 14.3% to $8.5 million from $7.4 million in fiscal 1994 due to higher sales of Pizzeria Uno brand and private label refrigerated pizza, as well as increased shipments of frozen pizza for tests by customers outside New England.

        Franchise income increased 3.9% to $4.1 million in fiscal 1995 from $4.0 million the prior year. Royalty income increased 4.7% to $4.0 million principally due to an increase in comparable store sales of 2.4% for the year. Initial franchise fees totaled $125,000 for fiscal 1995 compared to $150,000 in fiscal 1994.

        Cost of food and beverages as a percentage of restaurant and consumer product sales increased to 25.5% for fiscal 1995 from 25.1% the prior year. This percentage cost increase primarily reflected changes in sales mix toward a larger percentage of higher-cost non-pizza menu items.

        Labor and benefits as a percentage of restaurant and consumer product sales decreased slightly to 30.6% for fiscal 1995 from 30.8% the prior year, principally due to the leverage of higher comparable store sales.

        Occupancy costs as a percentage of restaurant and consumer product sales declined to 14.8% for fiscal 1995 from 15.8% the prior year, primarily due to an increased number of owned restaurant properties and the operating leverage provided by the increase in comparable store sales noted above.

        Other operating costs declined as a percentage of restaurant and consumer product sales to 8.8% for fiscal 1995 from 9.0% the prior year, principally due to the operating leverage provided by the increase in comparable store sales.

        General and administrative expenses decreased as a percentage of total revenues to 7.1% for fiscal 1995 from 7.5% the prior year as a result of allocating certain fixed expenses over a larger revenue base.

        Depreciation and amortization expenses as a percentage of restaurant and consumer product sales increased to 7.0% for fiscal 1995 from 6.4% the prior year, principally due to increased amortization of pre-opening costs associated with the higher rate of unit growth.

        Operating income increased 30.0% to $13.4 million for fiscal 1995 compared to $10.3 million in fiscal 1994. The operating profit margin improved slightly to 8.4% from 8.3%, primarily as a result of the increase in Company-owned restaurants and comparable store sales.

        Other expense increased to $1,944,000 or 1.2% as a percentage of total revenues in fiscal 1995 from $845,000 or .7% of total revenues the prior year. This increase was due to higher interest expense associated with the increased level of debt used to fund the Company's accelerated expansion plan and its ownership of an increasing number of restaurant properties. In addition, other expense in the comparable period in 1994 was favorably affected by a $312,000 gain on the sale of a restaurant to a franchisee.

        The effective income tax rate declined to 37% for fiscal 1995 from 39.1% in fiscal 1994, primarily due to the effect of the FICA tip tax credit, which became effective on January 1, 1994 and generally lower state income taxes.

FISCAL YEAR 1994 COMPARED TO FISCAL YEAR (53 WEEKS) 1993

        Total revenues increased 13.9% to $124.1 million in fiscal 1994 from $108.9 million in the prior year. Company-owned restaurant sales increased 14.7% to $112.7 million in fiscal 1994 due primarily to a 9.4% increase in operating weeks of full-service restaurants resulting from the addition of eight new restaurants, and a 6.5% increase in comparable store sales.

        Consumer product sales increased 4.9% to $7.4 million in fiscal 1994 from $7.1 million in the prior year primarily due to expanded sales of private label, thin-crust pizzas to several supermarket chains in New England. Initial shipments of both refrigerated and frozen Pizzeria Uno brand pizzas commenced in fiscal 1994 to new customers in New York, New Jersey, Pennsylvania and Ohio in order to expand the Company's regional presence beyond New England.

        Franchise income increased 9.2% to $4.0 million in fiscal 1994 from $3.6 million in the prior year. Royalty income increased 9.5% to $3.8 million in fiscal 1994 from $3.5 million in the prior year primarily due to an increase of 7.1% in average unit sales. Initial franchise fees totaled $150,000 in fiscal 1994 compared to $147,500 in fiscal 1993.

        Cost of food and beverages as a percentage of restaurant and consumer product sales increased to 25.1% in fiscal 1994 from 24.7% in the prior year, reflecting primarily changes in sales mix toward a larger percentage of higher cost non-pizza menu items.

        Labor and benefits as a percentage of restaurant and consumer product sales decreased slightly to 30.8% in fiscal 1994 from 31.3% in the prior year, principally due to the leverage of higher comparable store sales.

        Occupancy costs as a percentage of restaurant and consumer product sales declined to 15.8% in fiscal 1994 from 16.4% in the prior year, resulting from the Company's purchase of the real estate for several restaurants since fiscal 1992, and the operating leverage provided by the increase in comparable store sales.

        Other operating costs as a percentage of restaurant and consumer product sales were 9.0% for fiscal 1994, remaining relatively unchanged from 8.7% in the prior year.

        General and administrative expenses decreased as a percentage of total revenues to 7.5% in fiscal 1994 from 7.6% in the prior year, principally due to the allocation of certain fixed expenses over a larger revenue base.

        Depreciation and amortization expenses as a percentage of restaurant and consumer product sales decreased to 6.4% in fiscal 1994 from 6.8% in the prior year principally due to the increase in comparable store sales.

        Operating income increased 27.3% to $10.3 million in fiscal 1994 from $8.1 million for the prior year. The operating profit margin increased to 8.3% in fiscal 1994 from 7.4% in the prior year, principally due to an increase in Company-owned restaurants and comparable store sales.

        Other expense declined to $845,000 in fiscal 1994 from $1.1 million in the prior year, principally due to a $312,000 gain on the sale of a restaurant to a franchisee in fiscal 1994.

        The effective income tax rate declined to 39.1% in fiscal 1994 from 40.5% in fiscal 1993, primarily due to the FICA tip credit, which became effective on January 1, 1994.

                   Liquidity and Sources of Capital

        The following table (000's omitted) presents a summary of the Company's cash flows for fiscal 1995.

Net cash provided by operating activities.......        $16,136

Net cash used in investing activities...........        (40,138)

Net cash provided by financing activities.......         24,346
                                                        -------
Increase in cash ...............................        $   344
                                                        =======

        Historically, the Company has leased most of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from operating cash flow, equity offerings and from the sale of senior, unsecured notes and short-term borrowing under revolving lines of credit. During fiscal 1995, the Company's investment in property, equipment and leasehold improvements was $39.9 million.

        The Company opened 16 restaurants during fiscal 1995 and currently plans to open up to 12 restaurants in fiscal 1996. The Company expects that the average cash investment required to open a full-service Pizzeria Uno restaurant, excluding land and pre-opening costs, will be approximately $1.5 million.

        As of October 1, 1995, the Company had outstanding indebtedness of $21.8 million under its unsecured, revolving line of credit, $3.3 million of senior, unsecured notes and $820,000 in capital lease obligations. In December 1994, the Company obtained a $50.0 million unsecured revolving credit facility to replace its then existing $20.0 million revolving credit facility. The new revolving credit facility will convert to a three year term loan in December 1997. Advances under the revolving credit facility will accrue interest at either the bank's prime rate plus .25%, or alternatively, at 100-150 basis points above LIBOR. The Company anticipates using the revolving credit facility in the future for repayment of the $3.3 million of principal outstanding under its senior, unsecured notes, for the development of additional restaurants, and for working capital.

        On October 26, 1995, the Company entered into a five year interest rate swap agreement involving the exchange of floating rate interest payment obligations for fixed rate interest payment obligations. The notional amount of this interest rate swap agreement was $20 million. The Company entered into this agreement in order to manage interest costs and risks associated with fluctuating interest rates.

        During June 1995, the Company completed a secondary public equity offering of 2.3 million shares of its Common Stock underwritten by Montgomery Securities. The Company received $22.6 million in net proceeds from the offering.

        In October 1995, the Board of Directors of the Company authorized the repurchase of up to a total of 1.5 million shares of the Company's Common stock in the market from time to time during the subsequent six months. This superseded the Board of Directors previous authorization in July 1995 for the repurchase of up to a total of 500,000 shares of the Company's Common Stock. As of November 30, 1995, the Company had repurchased a total of 494,100 shares of its Common Stock at prices between $7.00 and $8.25 per share.

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

SEASONALITY

        The Company's business is seasonal in nature, with revenues and, to a greater degree, operating income being lower in its first and second quarters than its other quarters due to reduced winter volumes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

        The financial statements and supplementary data are listed under Part IV, Item 14 in this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

        None.

                                   PART III
                                   --------



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

        The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 1 - Business, under the caption "Executive Officers of the Registrant" at page 13 of this Report, and by reference to the Company's definitive Proxy Statement which is expected to be filed by the Company within 120 days after the close of its fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

        The information required by this Item 11 is hereby incorporated by reference to the Company's definitive Proxy Statement which is expected to be filed by the Company within 120 days after the close of its fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

        The information required by this Item 12 is hereby incorporated by reference to the Company's definitive Proxy Statement which is expected to be filed by the Company within 120 days after the close of its fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

        The information required by this Item 13 is hereby incorporated by reference to the Company's definitive Proxy Statement which is expected to be filed by the Company within 120 days after the close of its fiscal year.

                                   PART IV
                                   -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(A) 1.  INDEX TO FINANCIAL STATEMENTS
        -----------------------------                          PAGE
                                                               -----
     Report of Independent Auditors ........................... 32
     Consolidated Balance Sheets -- October 1, 1995 and
      October 2, 1994 ......................................... 33
     Consolidated Statements of Income -- Years ended
      October 1, 1995, October 2, 1994, and
      October 3, 1993 ......................................... 34
     Consolidated Statements of Shareholders' Equity --
      Years ended October 1, 1995, October 2, 1994, and
      October 3, 1993 ......................................... 35
     Consolidated Statements of Cash Flows -- Years ended
      October 1, 1995, October 2, 1994, and
      October 3, 1993 ......................................... 36
     Notes to Consolidated Financial Statements ............... 37

2.  FINANCIAL STATEMENT SCHEDULES
    -----------------------------

        All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.  EXHIBITS
    --------

     (3)  Articles of Incorporation and By-laws.
          --------------------------------------

     (a)  Restated Certificate of Incorporation, as amended, filed as Exhibit
          3.1 to the Company s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1995 (the "April 2, 1995 Form 10-Q").*

     (b)  By-laws filed as Exhibit 3.2 to the April 2, 1995 Form 10-Q.*

     (4)  Instruments Defining the Rights of Security Holders, including
          --------------------------------------------------------------
          Indentures.
          -----------

     (a) Specimen Certificate of Common Stock filed as Exhibit 4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (the "1991 Annual Report on Form 10-K").*

     (b) Note Purchase Agreement dated as of June 1, 1990 between the Company, Uno Restaurants, Inc., Connecticut General Life Insurance Company, CIGNA Property and Casualty Insurance Company on behalf of one or more separate accounts, Insurance Company of North America and Life Insurance Company of North America, filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1990,* and First Amendment to Note Purchase Agreement dated as of July 31, 1991, filed as Exhibit 4(b) to the 1991 Annual Report on Form 10-K,* and Second

          Amendment to Note Purchase Agreement dated as of April 30,
          1992, filed as Exhibit 4(b) to the 1992 Annual Report on Form 10-K,* and Third Amendment to Note Purchase Agreement dated as of February 15, 1993, filed as Exhibit 4(b) to the 1993 Annual Report on Form 10-K.*

     (10) Material Contracts.
          -------------------

     (a) Lease between the Company and Aaron D. Spencer dated March 30, 1987 for premises in West Roxbury, Massachusetts, filed as Exhibit 10.2 to the 1987 Registration Statement.*

     (b) Lease between the Company and Aaron D. Spencer dated March 30, 1987 for premises in Boston, Massachusetts, filed as Exhibit 10.3 to the 1987 Registration Statement.*

     (c) Lease between Uno Restaurants, Inc. and Lisa S. Cohen and Mark N. Spencer dated February 1, 1990 for premises in West Roxbury, Massachusetts, filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (the "1990 Annual Report on Form 10-K").*

     (d)  Form of Franchise Agreement and Area Franchise Agreement, filed as
          Exhibit 10.5 to the Registration Statement on Form S-2 (Registration No. 33-38944) (the "1991 Registration Statement").*

     (e) Uno Restaurant Corporation 1987 Employee Stock Option Plan, as amended, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on February 22, 1994.* **

     (f) Uno Restaurant Corporation 1989 Non-Qualified Stock Option Plan for Non-Employee Directors, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on February 8, 1995.* **

     (g) Uno Restaurant Corporation 1993 Non-Qualified Stock Option Plan for Non-Employee Directors, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on March 2, 1993.* **

     (h) Form of Indemnification Agreement between the Company and its Directors filed as Exhibit 10.6 to the 1987 Registration Statement.*
          **

     (i) Variable Royalty Plan for Franchises, filed as Exhibit 10(l) to the 1991 Annual Report on Form 10-K.*

     (j) $50,000,000 Revolving Credit and Term Loan Agreement dated as of December 9, 1994 by and among Uno Restaurants, Inc., as Borrower, Uno Foods Inc., Pizzeria Uno Corporation, URC Holding Company, Inc. and Uno Restaurant Corporation, as Guarantors, and Fleet Bank of Massachusetts, N.A. as Agent (without exhibits) filed as Exhibit 10(p) to the 1994 Annual Report on Form 10-K,* and First Amendment to Revolving Credit and Term Loan Agreement dated as of January 30, 1995, and Second Amendment to Revolving Credit and Term Loan Agreement dated as of November 7, 1995.

     (k) Interest Rate Swap Agreement between Fleet Bank of Massachusetts, N.A. and Uno Restaurants, Inc. dated October 25, 1995.

     (l) Asset Purchase Agreement dated September 1, 1994, by and among Bay Street Restaurants, Inc., Bay Street of Philadelphia, Pennsylvania, Inc., Bay Street of Woodbridge, New Jersey, Inc., Bay Street of Schaumburg, Illinois, Inc. and Bay Street Services, Inc. (collectively, the "Seller"), and UNO Bay, Inc., B.S. of Woodbridge, Inc., B.S. of Schaumburg, Inc. and B.S. Intangible Asset Corp. (collectively, the "Purchaser") filed as Exhibit 10(q) to the 1994 Annual Report on Form 10-K.*

     (m) Change in Control Protection Agreements dated January 6, 1994 between Uno Restaurant Corporation and each of its named executive officers, Mr. Spencer, Mr. Miller, Mr. Brown, Mr. Fox and Mr. Gallucci filed as
          Exhibit 10(r) to the 1994 Annual Report on Form 10-K.*  **

     (n) Master Lease-Purchase Agreement between ORIX Credit Alliance, Inc., as Lessor, and Massachusetts Industrial Finance Agency, as Lessee, dated April 19, 1994, and Master Sublease-Purchase Agreement between Massachusetts Industrial Finance Agency, as Sublessor, and Uno Foods, Inc. as Sublessee, dated April 19, 1994 filed as Exhibit 10(s) to the 1994 Annual Report on Form 10-K.*.

     (11) Statement Re: Computation of Per Share Earnings

     (21) Subsidiaries of the Registrant

     (23) Consent of Ernst & Young LLP, Independent Auditors

     (27) Financial Data Schedule


--------------------------
* In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

** Management Contract

(B)    REPORTS ON FORM 8-K
       -------------------

         During the fiscal quarter ended October 1, 1995, the Company did not file any Current Reports on Form 8-K.

                         Report of Independent Auditors

The Board of Directors
Uno Restaurant Corporation

We have audited the accompanying consolidated balance sheets of Uno Restaurant Corporation and subsidiaries (the Company) as of October 1, 1995 and October 2, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uno Restaurant Corporation and subsidiaries at October 1, 1995 and October 2, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 1, 1995, in conformity with generally accepted accounting principles.

                                                        ERNST & YOUNG LLP

Boston, Massachusetts
November 1, 1995

                   Uno Restaurant Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                            OCTOBER 1  OCTOBER 2
                                                               1995       1994
                                                             -------------------
                                                                (In thousands)

ASSETS
Current assets:
   Cash                                                      $  1,305    $   961
   Royalties receivable                                           725        553
   Consumer product receivable                                    567        473
   Inventory                                                    2,226      1,744
   Deferred pre-opening costs                                   1,253        568
   Prepaid expenses and other assets                            2,221      1,532
                                                             -------------------
Total current assets                                            8,297      5,831

Property, equipment and leasehold improvements, net           112,498     80,057

Deferred income taxes                                           1,151      1,442

Other assets:
   Liquor licenses and other assets                             3,314      1,823
   Deposit                                                                 3,000
                                                             -------------------
                                                                3,314      4,823
                                                             -------------------

                                                             $125,260    $92,153
                                                             ===================


                                                              OCTOBER 1          OCTOBER 2
                                                                 1995              1994
                                                             -----------------------------
                                                             (Dollar amounts in thousands,
                                                               except per share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
urrent liabilities:
   Accounts payable                                          $   6,238            $ 5,006
   Accrued expenses                                              3,913              3,996
   Accrued compensation and taxes                                2,231              2,357
   Income taxes payable                                            126                654
   Current portions of long-term debt and capital lease
    obligations                                                  3,404              3,400
                                                             ----------------------------
Total current liabilities                                       15,912             15,413

Long-term debt, net of current portion                          21,750             17,303
Capital lease obligations, net of current portion                  749                820
Other liabilities                                                3,722              2,659

Commitments and contingencies

Shareholders' equity:
   Preferred Stock, $1.00 par value, 1,000,000 shares
     authorized, no shares issued or outstanding
   Common Stock, $.01 par value, 25,000,000 shares
     authorized, 13,682,270 shares in 1995 and 9,072,499
     shares in 1994 issued                                         137                 91
   Additional paid-in capital                                   53,433             30,613
   Retained earnings                                            32,457             25,254
                                                             ----------------------------
                                                                86,027             55,958
   Treasury Stock (358,100 shares, at cost)                     (2,900)
                                                             ----------------------------
Total shareholders' equity                                      83,127             55,958
                                                             ----------------------------
                                                             $ 125,260            $92,153
                                                             ============================


See accompanying notes.

                   Uno Restaurant Corporation and Subsidiaries

                        Consolidated Statements of Income


                                                                       YEAR ENDED
                                                ---------------------------------------------------------
                                                 OCTOBER 1              OCTOBER 2              OCTOBER 3
                                                    1995                   1994                   1993
                                                ---------------------------------------------------------
                                                                                                (53 WEEKS)
                                                              (Amounts in thousands, except
                                                                      per share data)
Revenues:
   Restaurant sales                             $ 146,100               $ 112,674               $  98,234
   Consumer product sales                           8,477                   7,418                   7,073
   Franchise income                                 4,129                   3,973                   3,638
                                                ---------------------------------------------------------
                                                  158,706                 124,065                 108,945

Costs and expenses:
   Cost of food and beverages                      39,420                  30,177                  26,024
   Labor and benefits                              47,377                  36,935                  32,990
   Occupancy costs                                 22,925                  18,979                  17,295
   Other operating costs                           13,583                  10,751                   9,166
   General and administrative                      11,229                   9,277                   8,233
   Depreciation and amortization                   10,795                   7,655                   7,152
                                                ---------------------------------------------------------
                                                  145,329                 113,774                 100,860
                                                ---------------------------------------------------------
Operating income                                   13,377                  10,291                   8,085
Other income (expense):
   Interest expense                                (1,924)                 (1,147)                 (1,077)
   Other income (expense)                             (20)                    302                      (8)
                                                ---------------------------------------------------------
                                                   (1,944)                   (845)                 (1,085)
                                                ---------------------------------------------------------
Income before income taxes                         11,433                   9,446                   7,000

Provision for income taxes                          4,230                   3,690                   2,837
                                                ---------------------------------------------------------

Net income                                      $   7,203               $   5,756               $   4,163
                                                =========================================================

Earnings per common share                       $     .58               $     .51               $     .37
                                                =========================================================
Weighted-average number of common
   shares                                          12,364                  11,360                  11,291
                                                =========================================================


See accompanying notes.
                                      34

                   Uno Restaurant Corporation and Subsidiaries

                 Consolidated Statements of Shareholders' Equity



                                                                COMMON STOCK
                                                            --------------------      PAID-IN      RETAINED    TREASURY
                                                            SHARES        AMOUNT      CAPITAL      EARNINGS      STOCK       TOTAL
                                                            -----------------------------------------------------------------------
                                                                                      (Amounts in thousands)
Balance at September 27, 1992                                8,964      $ 90         $ 29,744      $15,335     $   (79)     $45,090
   Net income (53 weeks)                                                                             4,163                    4,163
   Exercise of stock options                                    12                         20                       79           99
   Tax benefit from exercise of
     nonqualified stock options                                                            23                                    23
                                                            -----------------------------------------------------------------------
Balance at October 3, 1993                                   8,976        90           29,787       19,498                   49,375
   Net income                                                                                        5,756                    5,756
   Exercise of stock options                                    96         1              712                                   713
   Tax benefit from exercise of
     nonqualified stock options                                                           114                                   114
                                                            -----------------------------------------------------------------------
Balance at October 2, 1994                                   9,072        91           30,613       25,254                   55,958
   Net income                                                                                        7,203                    7,203
   5-for-4 stock split                                       2,275        23              (23)
   Sale of Common Stock, net of offering
     costs                                                   2,300        23           22,541                                22,564
   Exercise of stock options                                    35                        226
   Purchase of Treasury Stock                                                                                   (2,900)      (2,900)
   Tax benefit from exercise of
     nonqualified stock options                                                            76                                    76
                                                            -----------------------------------------------------------------------
Balance at October 1, 1995                                  13,682      $137         $ 53,433      $32,457     $(2,900)     $83,127
                                                            =======================================================================

See accompanying notes.

                   Uno Restaurant Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                    YEAR ENDED
                                                                  ----------------------------------------------
                                                                   OCTOBER 1         OCTOBER 2         OCTOBER 3
                                                                     1995              1994              1993
                                                                  ----------------------------------------------
                                                                                                      (53 WEEKS)
                                                                                   (In thousands)
OPERATING ACTIVITIES
Net income                                                        $  7,203           $  5,756           $  4,163
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                  10,896              7,765              7,235
     Deferred income taxes                                             291                547               (424)
     Provision for deferred rent                                       637                462                735
     Gain on disposal of equipment                                     (28)              (321)               (82)
     Changes in operating assets and liabilities, net
       of effects from business acquisitions:
         Royalties receivable                                         (172)               (77)               (55)
         Inventory                                                    (482)              (429)              (127)
         Prepaid expenses and other assets                          (3,736)              (960)            (1,629)
         Accounts payable and other liabilities                      2,055              1,948                794
         Income taxes payable                                         (528)              (229)               377
                                                                  ----------------------------------------------
Net cash provided by operating activities                           16,136             14,462             10,987

INVESTING ACTIVITIES
Additions to property, equipment and leasehold
   improvements                                                    (39,864)           (22,170)           (12,460)
Proceeds from sale of fixed assets                                      42              2,529                483
Increase in deposit                                                                    (3,000)
Purchase of business, net of cash acquired                            (316)            (1,800)               108
                                                                  ----------------------------------------------
Net cash used in investing activities                              (40,138)           (24,441)           (11,869)

FINANCING ACTIVITIES
Proceeds from revolving line of credit                              60,950             39,895             31,735
Principal payments on debt and capital lease
  obligations                                                      (56,570)           (30,780)           (30,417)
Issuance of Common Stock                                            22,564
Purchase of Treasury Stock                                          (2,900)
Exercise of stock options                                              302                827                122
                                                                  ----------------------------------------------
Net cash provided by financing activities                           24,346              9,942              1,440
                                                                  ----------------------------------------------
Increase (decrease) in cash                                            344                (37)               558
Cash at beginning of year                                              961                998                440
                                                                  ----------------------------------------------
Cash at end of year                                               $  1,305           $    961           $    998
                                                                  ==============================================

See accompanying notes.

                   Uno Restaurant Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 October 1, 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Uno Restaurant Corporation and its wholly-owned subsidiaries (the Company). All intercompany accounts and transactions have been eliminated in consolidation. Company-owned restaurants are located predominately in the Northeast and Mid-Atlantic states and franchised restaurants are located throughout the United States.

FISCAL YEAR

The Company's fiscal year ends on the close of business on the Sunday closest to September 30 in each year. The fiscal year ended October 3, 1993 included 53 weeks of operations.

INVENTORY

Inventory, which consists of food, beverages and store supplies, is stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements are recorded at cost. The Company provides for depreciation of buildings and equipment over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease using the straight-line method.

REVENUE RECOGNITION - FRANCHISE FEES

The Company defers franchise fees until the franchisee opens the restaurant and all services have been substantially performed; at that time, the entire amount of the fee is recorded as income. Royalty income is recorded as earned based on rates provided by the

                   Uno Restaurant Corporation and Subsidiaries respective franchise agreements. Expenses related to franchise activities amounted to approximately $1,889,000, $1,427,000 and $1,210,000 in fiscal years 1995, 1994 and 1993, respectively.

A summary of full-service franchise unit activity is as follows:

                                                                    YEAR ENDED
                                                  ------------------------------------------------
                                                  OCTOBER 1          OCTOBER 2           OCTOBER 3
                                                    1995                1994                1993
                                                  ------------------------------------------------
Units operating at beginning of year                 59                  58                  59
Units opened                                          5                   5                   3
Units closed                                         (5)                 (1)                 (2)
Units converted to Company-owned units                                   (3)                 (2)
                                                  ------------------------------------------------
Units operating at end of year                       59                  59                  58
                                                  ================================================


PRE-OPENING COSTS

Costs relating to the opening of new restaurants are deferred until the restaurants open and are amortized over 12 months from that point using the straight-line method.

INCOME TAXES

In fiscal years 1995 and 1994, deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax benefits and obligations will be realized in future years. In fiscal year 1993, the provision for deferred income taxes represents the tax effect of differences in the timing of income and expense recognition for tax and financial statement purposes.

                   Uno Restaurant Corporation and Subsidiaries

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER COMMON SHARE

Earnings per common share amounts are calculated based upon the weighted-average number of shares outstanding, giving effect to the dilutive effect of stock options. Average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes thereto are based on the increased number of shares, giving retroactive effect to the five-for-four stock split in fiscal year 1995 (see Note 7).

RECLASSIFICATIONS

Certain amounts in the accompanying 1994 and 1993 financial statements have been reclassified to permit comparison with 1995.

2.  BUSINESS ACQUISITIONS AND DISPOSITIONS

In December 1994, the Company completed an agreement with Bay Street Restaurants, Inc. to purchase the net assets of three restaurants located in Illinois, New Jersey and Pennsylvania. In December 1993, the Company acquired the leasehold improvements and equipment of three franchised restaurants in Connecticut. These acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired companies prior to the dates of acquisition would not have a material impact on the consolidated results of operations in fiscal years 1995, 1994 and 1993.

During 1995, the Company assigned its leasehold interest in its Fairview Heights, Illinois restaurant to an unaffiliated party in exchange for the leasehold interest in that unaffiliated party's restaurant located in Orlando, Florida. The Company recorded the transaction at fair market value, and wrote off the net book value of equipment no longer usable.

On November 8, 1993, the Company sold to a franchisee for $2,500,000 a Pizzeria Uno restaurant in Lake Buena Vista, Florida and recorded a gain of $312,000, which has been included in other income in fiscal year 1994.

                   Uno Restaurant Corporation and Subsidiaries

3.  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

                                                               OCTOBER 1          OCTOBER 2
                                                                 1995               1994
                                                               ----------------------------
                                                                   (In thousands)

Land                                                           $ 11,093          $    7,601
Buildings                                                        18,056               9,729
Equipment                                                        42,430              31,797
Leasehold improvements                                           74,011              55,657
Construction in progress                                          3,263               2,870
                                                               ----------------------------
                                                                148,853             107,654
Less allowances for depreciation and amortization                36,355              27,597
                                                               ----------------------------
                                                               $112,498           $  80,057
                                                               ============================


4.  RELATED-PARTY TRANSACTIONS

The Company leases three buildings from its principal shareholder for a restaurant and for corporate office space. Rent expense in the amount of approximately $442,000 was charged to operations in each of the fiscal years presented. The Company believes that the terms of these leases approximate fair rental value.

The Company's President and his brother own and operate three franchised restaurants. Additionally, the Chairman of the Company owns a 50% interest in a franchised pizza takery, and one of the directors of the Company has a partnership interest in a franchised restaurant. These franchisees pay royalties to the Company under standard franchise agreements, with the exception of the pizza takery, which is being operated as a test concept and, as a result, is not currently being charged royalties.

5.  LEASES

The Company conducts the majority of its operations in leased facilities, which are accounted for as capital or operating leases. The leases typically provide for a base rent plus real estate taxes, insurance and other expenses, plus additional contingent rent based

                   Uno Restaurant Corporation and Subsidiaries

5.  LEASES (CONTINUED)

upon revenues of the restaurant. Contingent rent amounted to $1,017,000, $981,000 and $842,000 in fiscal years 1995, 1994 and 1993, respectively. At
October 1, 1995, the minimum rental commitments under all noncancelable capital and operating leases with initial or remaining terms of more than one year are as follows:

                                                                 OPERATING            CAPITAL
FISCAL YEAR                                                       LEASES               LEASES
-----------                                                      ----------------------------
                                                                   (In thousands)
1996                                                             $  8,334             $   130
1997                                                                8,741                 130
1998                                                                8,647                 130
1999                                                                8,457                 130
2000                                                                8,398                  93
Thereafter                                                         83,869               1,293
                                                                 ----------------------------
                                                                 $126,446               1,906
                                                                 ========
Less amount representing interest                                                       1,086
                                                                                      -------
Present value of net minimum lease payments                                               820
Less current portion of obligation under capital leases                                    71
                                                                                      -------
Long-term obligation under capital leases                                             $   749
                                                                                      =======


Total expenses for all leases were as follows:

                                            CAPITAL
                       CAPITAL LEASE      LEASE ASSET    OPERATING LEASE
FISCAL YEAR               INTEREST       AMORTIZATION        RENTALS
-----------            -------------------------------------------------
                                        (In thousands)

1995                         $63               $71           $11,509
1994                          51                58            10,193
1993                          41                44             9,337

Certain operating lease agreements contain free rent inducements and scheduled rent increases which are being amortized over the terms of the agreements, ranging from 15 to 20 years, using the straight-line method. The deferred rent liability, included in other liabilities, amounted to $3,296,000 at October 1, 1995 and $2,659,000 at October 2, 1994.

                   Uno Restaurant Corporation and Subsidiaries

6.  FINANCING ARRANGEMENTS

Long-term debt consists of the following:


                                                         OCTOBER 1         OCTOBER 2
                                                           1995               1994
                                                         ---------------------------
                                                               (In thousands)
Revolving credit and note agreement                       $21,750           $13,969

10.22% senior notes payable to Cigna Insurance
 Company

                                                            3,333             6,667
                                                          -------------------------
                                                           25,083            20,636
Less current portion                                        3,333             3,333
                                                          -------------------------

                                                          $21,750           $17,303
                                                          =========================


The Company has a $50,000,000 unsecured revolving line of credit which converts to a three-year term loan in December 1997. The Company is entitled to borrow at its discretion amounts which accrue interest at variable rates based on either the LIBOR or prime rate. At October 1, 1995, interest on outstanding borrowings ranged from 6.87% to 8.75%. A commitment fee of approximately .33% is accrued on unused borrowings under the credit agreement. The note agreements contain certain financial and operating covenants, including maintenance of certain levels of net worth and income.

The Company made cash payments of interest of $2,445,000, $1,465,000 and $1,219,000 during fiscal years 1995, 1994 and 1993, respectively. The Company capitalized interest during the construction period of newly constructed restaurants amounting to $509,000 in fiscal year 1995, $228,000 in fiscal year 1994 and $186,000 in fiscal year 1993 and included those amounts in leasehold improvements.

                   Uno Restaurant Corporation and Subsidiaries

6.  FINANCING ARRANGEMENTS (CONTINUED)

The Company provides certain limited lease financing to qualified franchisees through an agreement with an unaffiliated finance company. The Company's maximum guarantee under the agreement was $1,993,000 at October 1, 1995. The Company has also guaranteed up to a maximum of $431,000 of future lease payments in the event of default by specific franchisees.

The Company has an outstanding letter of credit in the amount of $150,000 at October 1, 1995, which expires in December 1996.

7.  COMMON STOCK TRANSACTIONS

On November 15, 1994, the Board of Directors of the Company declared a five-for-four stock split payable to shareholders on February 28, 1995. In the third quarter of fiscal 1995, the Company obtained $22.6 million in exchange for
2.3 million shares of common stock in connection with a secondary common stock offering.

In July 1995, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock in the open market. Under this arrangement, the Company purchased 358,100 shares as treasury stock during fiscal year 1995. Subsequent to year end, the Board of Directors increased its authorization to purchase up to a total of 1.5 million shares of the Company's common stock in the open market.


8.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:


                                    OCTOBER 1       OCTOBER 2
                                       1995            1994
                                    -------------------------
                                          (In thousands)
Prepaid insurance                   $   821          $  621
Prepaid rent                            359             202
Prepaid other                           233             100
Other accounts receivable               808             609
                                    -------------------------

                                    $2,221           $1,532
                                    =========================

                   Uno Restaurant Corporation and Subsidiaries

9.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                   OCTOBER 1      OCTOBER 2
                                     1995           1994
                                ----------------------------
                                      (In thousands)
Accrued rent                        $1,290         $1,380
Accrued insurance                      778            459
Accrued utilities                      616            539
Accrued vacation                       330            175
Accrued interest                       210            282
Other                                  689          1,161
                                    ---------------------

                                    $3,913         $3,996
                                    =====================


10.  EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Savings and Employee Stock Ownership Retirement Plan (the Plan) for all of its eligible employees. The Plan is maintained in accordance with the provisions of Section 401(k) of the Internal Revenue Code and allows all employees with at least six months of service to make annual tax-deferred voluntary contributions up to 15% of their salary. Under the Plan, the Company matches a specified percentage of the employees' contributions, subject to certain limitations, and makes annual discretionary contributions of the Company's Common Stock. Total contributions made to the plans were $153,000, $110,000 and $25,000 in fiscal years 1995, 1994 and 1993, respectively.

The Company sponsors a Deferred Compensation Plan which allows officers to defer up to 20% of their annual compensation. These assets are placed in a rabbi trust and are presented as assets of the Company in the accompanying balance sheet as they are available to the general creditors of the Company in the event of the Company's insolvency. The related liability of $426,000 at October 1, 1995 is included in other liabilities in the accompanying balance sheet. Deferred compensation expense in the amounts of $173,000 and $265,000 were recorded in fiscal year 1995 and 1994, respectively.

                   Uno Restaurant Corporation and Subsidiaries

11.  INCOME TAXES

Effective October 4, 1993, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 109 (Statement 109). As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on net income for fiscal 1994, as well as the cumulative effect, was not material.

Deferred taxes are attributable to the following temporary differences:

                                                     OCTOBER 1        OCTOBER 2
                                                       1995             1994
                                                    ---------------------------
                                                          (In thousands)
DEFERRED TAX ASSETS:
   Deferred rent                                      $1,337            $1,087
   Accrued expenses                                      204               277
   Franchise fees                                        100               101
   Depreciation                                           38               350
   Other                                                 267               473
                                                      ------------------------
Total deferred tax assets                              1,946             2,288

DEFERRED TAX LIABILITIES:
   Deferred pre-opening costs                            484               313
   Prepaid insurance                                     232               172
   Royalty fee                                            76                92
   Other                                                   3               269
                                                      ------------------------
Total deferred tax liabilities                           795               846
                                                      ------------------------

NET DEFERRED TAX ASSETS                               $1,151            $1,442
                                                      ========================

                   Uno Restaurant Corporation and Subsidiaries


11.  INCOME TAXES (CONTINUED)

The provision (credit) for income taxes consisted of the following:


                                                                                                  DEFERRED
                                                               LIABILITY METHOD                     METHOD
                                                          --------------------------------------------------
                                                                             YEAR ENDED
                                                          --------------------------------------------------
                                                          OCTOBER 1           OCTOBER 2            OCTOBER 3
                                                            1995                1994                 1993
                                                          --------------------------------------------------
                                                                           (In thousands)
Current:
   Federal                                                 $3,098              $2,536              $2,490
   State                                                      841                 607                 771
                                                            3,939               3,143               3,261
Deferred:
   Federal                                                    228                 243                (370)
   State                                                       63                 304                 (54)
                                                              291                 547                (424)
                                                           ----------------------------------------------

Income tax expense                                         $4,230              $3,690              $2,837
                                                           ==============================================


A reconciliation of the effective tax rates with the federal statutory rates is as follows:


                                                                                                  DEFERRED
                                                               LIABILITY METHOD                     METHOD
                                                          --------------------------------------------------
                                                                             YEAR ENDED
                                                          --------------------------------------------------
                                                          OCTOBER 1           OCTOBER 2            OCTOBER 3
                                                            1995                1994                 1993
                                                          --------------------------------------------------
Federal statutory rate                                      34.1%               34.0%                34.0%
State income taxes, net of federal income
 tax benefit                                                 4.9                 6.0                  6.7
Tax credits                                                 (2.6)               (1.8)
Other                                                         .6                  .9                  (.2)
                                                          --------------------------------------------------

Effective income tax rate                                   37.0%               39.1%                40.5%
                                                          ==================================================

                   Uno Restaurant Corporation and Subsidiaries

11.  INCOME TAXES (CONTINUED)

The Company made income tax payments of $3,667,000, $3,779,000 and $2,826,000 during fiscal years 1995, 1994 and 1993, respectively.

12.  STOCK OPTION PLANS

The 1987 Employee Stock Option Plan (the Plan) provides for up to 1,875,000 shares of common stock issuable upon exercise of options granted under the Plan. Options may be granted at an exercise price not less than fair market value on the date of grant. All options vest at a rate of 20% per year beginning one year after the date of grant, with the exception of 93,750 and 62,500 options granted to the President and Chairman of the Company, respectively, which vest immediately at the date of grant. All options terminate ten years after the date of grant, with the exception of the 175,000 options granted to the Chairman, which terminate five years after the date of grant. Options outstanding at October 1, 1995 are non-qualified stock options.

The 1989 and 1993 Non-Qualified Stock Option Plans for Non-Employee Directors (the Directors Plans) provide for up to 101,563 shares of Common Stock issuable upon exercise of options granted under the Directors Plans. The 1989 and 1993 Directors Plans terminate on November 10, 1999 and August 17, 2002, respectively, but such termination shall not affect the validity of options granted prior to the dates of termination. Options are to be granted at an exercise price equal to the fair market value of the shares of Common Stock at the date of grant. Options granted under the Directors Plans may be exercised commencing one year after the date of grant and ending ten years from the date of grant.

                   Uno Restaurant Corporation and Subsidiaries

12.  STOCK OPTION PLANS (CONTINUED)

Information regarding the Company's stock option plans, updated to reflect the five-for-four stock split described in Note 7, is summarized below:

                                                                            YEAR ENDED
                                                            ---------------------------------------------
                                                            OCTOBER 1        OCTOBER 2          OCTOBER 3
                                                               1995             1994               1993
                                                            ---------------------------------------------
Options outstanding at beginning of period                  1,043,735          960,483            713,013
Granted                                                       277,489          257,298            334,966
Exercised (at $4.07 to $8.64 per share)                       (41,400)        (120,101)           (24,313)
Canceled                                                      (79,537)         (53,945)           (63,183)
                                                            ---------------------------------------------
Options outstanding at close of period                      1,200,287        1,043,735            960,483
                                                            =============================================

Option price range at close                                     $4.07            $4.07              $4.07
  of fiscal year                                            TO $11.80        to $11.40          to $11.40
Options exercisable at close of period                        538,932          430,249            444,126
Options available for grant at close of period                481,496          679,448


13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                QUARTER ENDED
                                        -------------------------------------------------------------
                                        JANUARY 1        APRIL 2            JULY 2          OCTOBER 1
                                          1995             1995              1995              1995
                                        -------------------------------------------------------------
                                           (Amounts in thousands, except per share information.)

Revenues                                 $35,976          $37,151           $41,536          $44,043
Gross profit (1)                           7,773            7,771             9,466           10,519
Operating income                           2,786            2,555             3,527            4,509
Income before income taxes                 2,415            1,972             2,940            4,106
Net income                                 1,520            1,243             1,852            2,588
Earnings per common share                    .13              .11               .15              .19

                   Uno Restaurant Corporation and Subsidiaries

13.  QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                QUARTER ENDED
                                         -----------------------------------------------------------
                                         JANUARY 2        APRIL 3           JULY 3         OCTOBER 2
                                           1994             1994             1994             1994
                                         -----------------------------------------------------------
                                            (Amounts in thousands, except per share information.)
Revenues                                 $27,567          $28,028           $32,259          $36,211
Gross profit (1)                           5,501            5,575             6,903            8,512
Operating income                           1,755            1,771             2,639            4,126
Income before income taxes                 1,780            1,483             2,362            3,821
Net income                                 1,059              882             1,490            2,325
Earnings per common share                    .09              .08               .13              .20


(1) Restaurant and consumer product sales, less cost of food and beverages, labor and benefits, occupancy, and other operating expenses, excluding advertising expenses.

14. SUBSEQUENT EVENT

On October 26, 1995, the Company entered into a five year interest rate swap agreement involving the exchange of floating rate interest payment obligations for fixed rate interest payment obligations. The notional amount of this interest rate swap agreement was $20 million. The Company entered into this agreement in order to manage interest costs and risks associated with fluctuating interest rates. In the event that a counterparty fails to meet the terms of the interest rate swap agreement, the Company's exposure is limited to the interest rate differential. The Company has executed this agreement with a creditworthy institution and considers the risk of nonperformance to be remote.

                         Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-80584 and Post-Effective Amendment No. 2 to Form S-8 No. 33-22875) pertaining to the Uno Restaurant Corporation 1987 Employee Stock Option Plan (Form S-8 No. 33-80586) pertaining to the Uno Restaurant Corporation 1989 Non-Qualified Stock Option Plan for Non-Employee Directors and (Form S-8 No. 33-80664) pertaining to the Uno Restaurant Corporation 1993 Non-Qualified Stock Option Plan for Non-Employee Directors of our report dated November 1, 1995, with respect to the consolidated financial statements of Uno Restaurant Corporation included in the Annual Report (Form 10-K) for the year ended October 1, 1995.

                                                              ERNST & YOUNG LLP

Boston, Massachusetts
December 18, 1995

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)      Uno Restaurant Corporation
            -----------------------------------------


By (Signature and Title)                /s/ Robert M. Brown

                                        Robert M. Brown, Senior Vice President
Date  December 20, 1995

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By (Signature and Title)                /s/ Aaron D. Spencer
                                        ----------------------------------------------------------------
                                        Aaron D. Spencer, Chairman, Chief Executive Officer and Director
Date  December 20, 1995
      -----------------
By (Signature and Title)                /s/ Craig S. Miller
                                        ----------------------------------------------------------------
                                        Craig S. Miller,
                                        President, Chief Operating Officer and Director
Date  December 20, 1995
      -----------------
By (Signature and Title)                /s/ Robert M. Brown
                                        ----------------------------------------------------------------
                                        Robert M. Brown,
                                        Treasurer, Senior Vice President-Finance,
                                        Chief Financial Officer and Director
Date  December 20, 1995
      -----------------
By (Signature and Title)                /s/ John T. Gerlach
                                        ----------------------------------------------------------------
                                        John T. Gerlach, Director
Date  December 20, 1995
      -----------------
By (Signature and Title)                /s/ E. Robert Kinney
                                        ----------------------------------------------------------------
                                        E. Robert Kinney, Director
Date  December 20, 1995
      -----------------
By (Signature and Title)                /s/ S. James Coppersmith
                                        ----------------------------------------------------------------
                                        S. James Coppersmith, Director
Date  December 20, 1995
      -----------------
By (Signature and Title)                /s/ Stephen J. Sweeney
                                        -----------------------------------------------------------------
                                        Stephen J. Sweeney, Director
Date  December 20, 1995
      -----------------


                                EXHIBIT INDEX
                                --------------

EXHIBIT NUMBER                                                                 PAGE
--------------                                                                 ----
(3)(a)   Restated Certificate of Incorporation                                   *

(3)(b)   By-laws                                                                 *

(4)(a)   Specimen Certificate of Common Stock                                    *

(4)(b)   Note Purchase Agreement dated as of June 1, 1990 between the Company,
         Uno Restaurants, Inc., Connecticut General Life Insurance Company,
         CIGNA Property and Casualty Company on behalf of one or more separate accounts, Insurance Company of North America and Life
         Insurance Company of North America,* and First Amendment to Note
         Purchase Agreement dated as of July 31, 1991,* and Second Amendment to Note Purchase Agreement dated as of April 30, 1992,* and Third
         Amendment to Note Purchase Agreement dated as of February 15, 1993.     *

(10)(a)  Lease between the Company and Aaron D. Spencer dated March 30, 1987
         for premises in West Roxbury, Massachusetts                             *

(10)(b)  Lease between the Company and Aaron D. Spencer dated March 30, 1987
         for premises in Boston, Massachusetts                                   *

(10)(c)  Lease between Uno Restaurants, Inc. and Lisa S. Cohen and Mark N.
         Spencer dated February 1, 1990 for premises in West Roxbury,
         Massachusetts                                                           *

(10)(d)  Form of Franchise Agreement and Area Franchise Agreement                *

(10)(e)  Uno Restaurant Corporation 1987 Employee Stock Plan, and As Amended
                                                                                 *
(10)(f)  Uno Restaurant Corporation 1989 Non-Qualified Stock Option Plan for
         Non-Employee Directors                                                  *

(10)(g)  Uno Restaurant Corporation 1993 Non-Qualified Stock Option Plan for
         Non-Employee Directors                                                  *

(10)(h)  Form of Indemnification Agreement between the Company and its
         Directors                                                               *

(10)(i)  Variable Royalty Plan for Franchises.                                   *

(10)(j)  $50,000,000 Revolving Credit and Term Loan Agreement dated as of
         December 9, 1994 by and among Uno Restaurants, Inc., as Borrower,
         Uno Foods Inc., Pizzeria Uno Corporation, URC  Holding Company, Inc.
         and Uno Restaurant Corporation, as Guarantors, and Fleet Bank of
         Massachusetts, N.A. as Agent (without exhibits),* and First
         Amendment to Revolving Credit and Term Loan Agreement dated as of
         January 30, 1995, and Second Amendment to Revolving Credit and Term
         Loan Agreement dated as of November 7, 1995.



EXHIBIT NUMBER                                                       PAGE
--------------                                                       ----
(10)(k)  Interest Rate Swap Agreement between Fleet Bank of Massachusetts,
         N.A. and Uno Restaurants, Inc. dated October 25, 1995.

(10)(l)  Asset Purchase Agreement dated September 1, 1994, by and among Bay
         Street Restaurants, Inc., Bay Street of Philadelphia, Pennsylvania,
         Inc., Bay Street of Woodbridge, New Jersey, Inc., Bay Street of
         Schaumburg, Illinois, Inc. and Bay Street Services, Inc.
         (collectively, the "Seller"), and UNO Bay, Inc., B.S. of Woodbridge,
         Inc., B.S. of Schaumburg, Inc. and B.S. Intangible Asset Corp.
         (collectively, the "Purchaser").                               *

(10)(m)  Change in Control Protection Agreements dated January 6, 1994 between
         Uno Restaurant Corporation and each of its named executive officers, Mr. Spencer, Mr. Miller, Mr. Brown, Mr. Fox and Mr. Gallucci. *

(10)(n)  Master Lease-Purchase Agreement between ORIX Credit Alliance, Inc., as
         Lessor, and Massachusetts Industrial Finance Agency, as Lessee,
         dated April 19, 1994, and Master Sublease-Purchase Agreement between
         Massachusetts Industrial Finance Agency, as Sublessor, and Uno
         Foods, Inc. as Sublessee, dated April 19, 1994.                *

(11)     Statement Re: Computation of Per Share Earnings

(21)     Subsidiaries of the Registrant

(23)     Consent of Ernst & Young LLP, Independent Auditors

(27)     Financial Data Schedule


-------------------------------

*In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.
