Form 10-Q
period 1995-12-31
UNO RESTAURANT CORP
filed 1996-02-14
CIK 812075

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      DECEMBER 31, 1995

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to

         Commission file number                      1-9573
                                -------------------------------------

                              UNO RESTAURANT CORPORATION
                 ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                         04-2953702
         -------------------------------         --------------------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         Identification No.)


            100 Charles Park Road, West Roxbury, Massachusetts 02132
         ------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (617) 323-9200
         ------------------------------------------------------------
              (Registrant's telephone number, including area code)


         ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     As of February 12, 1996, 12,693,192 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           UNO RESTAURANT CORPORATION

                                     INDEX


                                                                  PAGE
                                                                  ----
PART I.  FINANCIAL INFORMATION
------------------------------

           ITEM 1.  FINANCIAL STATEMENTS..........................  3

                    Consolidated Balance Sheets --
                    December 31, 1995 and October 1, 1995.........  3

                    Consolidated Statements of Income --
                    Thirteen weeks ended
                    December 31, 1995 and January 1, 1995.........  4

                    Consolidated Statements of Cash Flows --
                    Thirteen weeks ended December 31, 1995 and
                    January 1, 1995...............................  5

                    Notes to Consolidated Financial
                    Statements....................................  6


           ITEM 2.  MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.....................  7


PART II.  OTHER INFORMATION
---------------------------

           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............  10

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

                                                               Dec. 31,         Oct. 1,
                                                                 1995            1995
                                                               ---------        -------
                                                              (Unaudited)

                            ASSETS

CURRENT ASSETS
 Cash                                                           $    371       $  1,305
 Royalties receivable                                                725            725
 Consumer product receivable                                         676            567
 Inventory                                                         2,345          2,226
 Deferred pre-opening costs                                          868          1,253
 Prepaid expenses and other assets                                 3,802          2,221
                                                                --------       --------
  TOTAL CURRENT ASSETS                                             8,787          8,297


PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
 Land                                                             13,309         11,093
 Buildings                                                        20,004         18,056
 Leasehold improvements                                           75,431         74,011
 Equipment                                                        42,966         42,430
 Construction in progress                                          3,634          3,263
                                                                --------       --------
                                                                 155,344        148,853


Less allowance for depreciation and amortization                  38,572         36,355
                                                                --------       --------
                                                                 116,772        112,498

OTHER ASSETS
 Deferred income taxes                                             1,466          1,151
 Royalty fee                                                         385            405
 Liquor licenses and other assets                                  2,967          2,909
                                                                --------       --------
                                                                $130,377       $125,260
                                                                ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                               $  4,848       $  6,238
 Accrued expenses                                                  4,767          3,913
 Accrued compensation and taxes                                    2,031          2,231
 Income taxes payable                                                497            126
 Current portion of long-term debt and capital
  lease obligations                                                3,405          3,404
                                                                --------       --------
  TOTAL CURRENT LIABILITIES                                       15,548         15,912

Long-term debt, net of current portion                            28,340         21,750
Capital lease obligations, net of current portion                  1,289            749
Other liabilities                                                  3,890          3,722

SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value, 1,000,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000,000 shares
  authorized,12,991,292 and 13,682,270 shares issued and
  outstanding in Fiscal Years 1996 and 1995, respectively            137            137
 Additional paid-in capital                                       53,450         53,433

 Retained earnings                                                33,002         32,457
                                                                --------       --------
                                                                  86,589         86,027
 Treasury Stock (694,100 and 358,100 shares at cost, in
                Fiscal Years 1996 and 1995, respectively)         (5,279)        (2,900)
                                                                --------       --------
TOTAL SHAREHOLDERS' EQUITY                                        81,310         83,127
                                                                --------       --------
                                                                $130,377       $125,260
                                                                ========       ========

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)


                                              Thirteen Weeks Ended
                                           ----------------------------
                                            Dec 31,            Jan 1,
                                             1995               1995
                                           ----------        ----------
REVENUES
 Restaurant sales                          $37,370           $32,894
 Consumer product sales                      2,185             2,108
 Franchise income                            1,005               974
                                           -------           -------
                                            40,560            35,976
COSTS AND EXPENSES
 Cost of sales                              10,295             9,067
 Labor and benefits                         12,486            10,660
 Occupancy                                   6,406             5,310
 Other operating costs                       3,576             3,189
 General and administrative                  3,042             2,697
 Depreciation and amortization               3,283             2,267
                                           -------           -------
                                            39,088            33,190
                                           -------           -------

OPERATING INCOME                             1,472             2,786

OTHER INCOME (EXPENSE)                        (620)             (371)
                                           -------           -------

 Income before income taxes                    852             2,415
 Provision for income taxes                    307               895
                                           -------           -------

NET INCOME                                 $   545           $ 1,520
                                           =======           =======
EARNINGS PER COMMON SHARE                     $.04              $.13
                                           =======           =======

Weighted average shares outstanding         13,315            11,621
                                           =======           =======

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                         Thirteen weeks Ended
                                                         ----------------------
                                                         Dec 31,      Jan  1,
                                                         1995         1995
                                                         ----------  ----------
OPERATING ACTIVITIES
  Net Income                                           $   545        $  1,520
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                         3,308           2,283
   Deferred income taxes                                  (315)           (116)
   Provision for deferred rent                             168             146
   (Gain)\Loss on disposal of equipment                     82              (4)
   Changes in operating assets and liabilities, net
    Of effects from business acquisitions:
     Royalties receivable                                 (109)             45
     Inventory                                            (119)           (126)
     Prepaid expenses and other assets                  (1,823)         (1,263)
     Accounts payable and other liabilities               (789)            877
     Income taxes payable                                  371             263
                                                       -------        --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES       $ 1,319        $  3,625

INVESTMENT ACTIVITIES
  Additions to property, equipment and
   leasehold improvements                               (7,147)        (11,738)
  Proceeds from sale of fixed assets                       125               4
  Increase in deposit                                                    3,000
  Business acquisition, less cash acquired                              (3,301)
                                                       -------        --------
NET CASH USED FOR INVESTING ACTIVITIES                  (7,022)        (12,035)

FINANCING ACTIVITIES
  Proceeds from revolving credit agreement              14,588          15,915
  Principal payments on revolving credit agreement
   and capital lease obligations                        (7,457)         (8,357)
  Purchase of Treasury Stock                            (2,379)
  Exercise of stock options                                 17              60
                                                       -------        --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES              4,769           7,618
                                                       -------        --------

DECREASE IN CASH                                          (934)           (792)
CASH AT BEGINNING OF PERIOD                              1,305             961
                                                       -------        --------

CASH AT END OF PERIOD                                  $   371        $    169
                                                       =======        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the financial statements of the company for the fiscal year ended October 1, 1995.

     The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods presented.

NOTE B - INTEREST RATE SWAP

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

THIRTEEN WEEKS ENDED DECEMBER 31, 1995 COMPARED TO THIRTEEN WEEKS ENDED JANUARY 1, 1995

                                             13 Weeks        13 Weeks
                                              Ended           Ended
                                             12/31/95         1/1/95
                                             --------         ------
REVENUES:
Restaurant sales                              92.1 %          91.4 %
Consumer product sales                         5.4             5.9
Franchise income                               2.5             2.7
                                             -----           -----

     Total                                   100.0 %         100.0 %
                                             -----           -----

COSTS AND EXPENSES:

Cost of food & beverages (1)                  26.0 %          25.9 %
Labor and benefits (1)                        31.6            30.5
Occupancy costs (1)                           16.2            15.2
Other operating costs (1)                      9.0             9.1
General and administrative                     7.5             7.5
Depreciation and amortization (1)              8.3             6.5
                                             -----           -----
Operating income                               3.6             7.7

Other income (expense)                        (1.5)           (1.0)
                                             -----           -----

Income before taxes                            2.1             6.7
Provision for income taxes                      .8             2.5
                                             -----           -----
Net income                                     1.3             4.2
                                             =====           =====

(1) Percentage of restaurant and consumer product sales

NUMBER OF RESTAURANTS
 AT END OF QUARTER:

Company-owned Uno's full service             80              66
Franchised Uno's - full service              60              59


Total revenue increased 12.7% to $40.6 million from $36.0 million last year. Company-owned restaurant sales rose 13.6% to $37.4 million from $32.9 million last year due primarily to 24% growth in store operating weeks of full-service Pizzeria Uno units resulting from the addition of 14 restaurants during the past four quarters. Comparable-store sales for Uno units for the first three months of the fiscal year were 4.6% below the same period last year. During the same period, average weekly sales, which includes sales at comparable stores as well as new units, were 7.6% below last year, reflecting lower-than-average sales levels for the 14 units opened during the past four quarters.

Consumer product sales increased 3.7% to $2,185,000 from $2,108,000 for the first quarter last year. The growth reflects new business within the frozen product category and increases in sales volumes for existing customers in the fresh refrigerated segment.

Franchise income, which includes royalty income and initial franchise fees, increased to $1,005,000 from $974,000 last year. Royalty income increased 2.2% due to average weekly sales gains of .9% for the first three months of the fiscal year. Initial franchise fees amounted to $40,000 this year compared to $30,000 last year.

Operating income for the first quarter of the fiscal year declined to $1,472,000 from $2,786,000 last year. The operating margin for the period decreased to 3.6% from 7.7%. The declines in operating income and margin are due mostly to the lower sales level at comparable stores, as well as the below-average sales level at newly-opened units.

Cost of food and beverage as a percentage of restaurant and consumer product sales remained relatively unchanged at 26.0% compared to 25.9% last year. Labor costs increased to 31.6% as a percentage of restaurant and consumer product sales from 30.5% in the prior year due to additional training costs associated with the introduction of a new menu. Occupancy costs rose as a percentage of restaurant and consumer product sales to 16.2% from 15.2% primarily due to lower sales levels at comparable stores and new units. Other operating costs declined slightly to 9.0% from 9.1% last year due in part to lower advertising expenditures during the current quarter. General and administrative expenditures were up approximately 13% from a year ago, however, as a percentage of total revenues these expenses remain unchanged. Depreciation and amortization expenses as a percentage of restaurant and consumer product sales increased to 8.3% from 6.5% last year for several reasons; increased amortization of pre-opening costs associated with the higher rate of unit growth, lower sales levels at comparable stores and new units, and increased capital expenditures for facility renovations.

Other expense of $620,000 increased from $371,000 last year due principally to higher interest costs relating to the increased level of debt used to fund the Company's accelerated expansion plan and its ownership of an increasing number of restaurant properties. In addition, the Company recorded a net loss of approximately $82,000 for the disposition of various fixed assets. The effective tax rate of 36% for the quarter compared favorably to last year's rate of 37% due in part to generally lower state income taxes. Net income decreased to $545,000 from $1,520,000 last year based on the factors noted above.


LIQUIDITY AND SOURCES OF CAPITAL

The following table presents a summary of the Company's cash flows for the period ended December 31, 1995.

Net cash provided by operating activities                               $ 1,319
Net cash used in investing activities                                    (7,022)
Net cash provided by financing activities                                 4,769
                                                                        -------
Increase (Decrease) in cash                                             $  (934)
                                                                        =======

Historically, the Company has leased most of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. During the first quarter of fiscal 1996, the Company's investment in property, equipment and leasehold improvements was $7.1 million.

The Company currently plans to open approximately eight restaurants in fiscal 1996. The Company expects that the average cash investment required to open a full service Pizzeria Uno restaurant, excluding land and pre-opening costs, will be approximately $1.5 million.

As of December 31,1995, the Company had outstanding indebtedness of $28.3 million under its $50.0 million unsecured revolving credit facility, $3.3 million of senior, unsecured notes and $1,361,000 in capital lease obligations. The current revolving credit facility will convert to a three year term loan in December 1997. Advances under the revolving credit facility will accrue interest at the lender's prime rate, or alternatively, 100-150 basis points above LIBOR. The Company anticipates using the revolving credit facility in the future for repayment of the $3.3 million of principal outstanding under its senior, unsecured notes, for the development of additional restaurants, and for working capital.

In October 1995, the Board of Directors of the Company authorized the repurchase of up to 1.5 million shares of the Company's Common stock in the market from time to time during the subsequent six months. This superseded the Board of Directors' previous authorization in July 1995 for the repurchase of up to a total of 500,000 shares of the Company's Common Stock. As of February 12, 1996 the Company has repurchased a total of 992,200 shares of its Common Stock at an average price of $7.08 per share.

The Company believes that existing cash balances, cash generated from operations and borrowings under its revolving line of credit will be sufficient to satisfy the Company's capital requirements through fiscal 1996.

The company is currently obligated under 85 leases, including 82 leases for Company-owned restaurants, two leases for its executive offices, and a lease for an office building containing one of its restaurants.


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

SEASONALITY

The Company's business is seasonal in nature, with revenues and, to a greater degree, operating income being lower in its first and second fiscal quarters than its other quarters. The Company's seasonal business pattern is due to its concentration of units in the Northeast, and the resulting lower winter volumes.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             11. Statement re: computation of per share earnings

         (b) Reports on Form 8-K
             Uno Restaurant Corporation did not file any Reports on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNO RESTAURANT CORPORATION
                                    (Registrant)


Date:    February 13, 1996      By: /s/ Craig S. Miller
                                    Craig S. Miller
                                    President

Date:    February 13, 1996      By: /s/ Robert M. Brown

                                    Robert M. Brown
                                    Senior Vice President-Finance,
                                    and Chief Financial Officer