Form 10-Q
period 1996-03-31
UNO RESTAURANT CORP
filed 1996-05-14
CIK 812075

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  MARCH 31, 1996
                                           ---------------
                                     OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                      --------------  ---------------
        Commission file number               1-9573
                              ---------------------------------------

                         UNO RESTAURANT CORPORATION
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

                    Delaware                               04-2953702
         ------------------------------                 ----------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 Identification No.)

         100 Charles Park Road, West Roxbury, Massachusetts     02132
         ---------------------------------------------------------------
              (Address of principal executive offices)        (Zip Code)

                               (617) 323-9200
             --------------------------------------------------
            (Registrant's telephone number, including area code)

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

      As of May 1, 1996, 12,394,520 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           UNO RESTAURANT CORPORATION

                                      INDEX

                                                                 Page
                                                                 ----

PART I.  FINANCIAL INFORMATION
- ------------------------------

      ITEM 1.     FINANCIAL STATEMENTS............................ 3

                  Consolidated Balance Sheets --
                  March 31, 1996 and October 1, 1995.............. 3

                  Consolidated Statements of Income --
                  Twenty-six weeks ended March 31, 1996
                  and April 2, 1995............................... 4

                  Consolidated Statements of Cash Flows --
                  Twenty-six weeks ended March 31, 1996
                  and April 2, 1995............................... 5

                  Notes to Consolidated Financial
                  Statements...................................... 6

      ITEM 2.     MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS....................... 7


PART II.  OTHER INFORMATION
- ---------------------------

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K................12


CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

                                                            Mar. 31,       Oct. 1,
                                                              1996          1995
                                                            --------       -------
                                                          (Unaudited)

                                     ASSETS

CURRENT ASSETS
 Cash                                                       $  1,452      $  1,305
 Royalties receivable                                            838           725
 Consumer product receivable                                     790           567
 Inventory                                                     2,256         2,226
 Deferred pre-opening costs                                      667         1,253
 Prepaid expenses and other assets                             4,031         2,221
                                                            --------      --------
   TOTAL CURRENT ASSETS                                       10,034         8,297

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

 Land                                                         14,077        11,093
 Buildings                                                    20,115        18,056
 Leasehold improvements                                       74,321        74,011
 Equipment                                                    42,244        42,430
 Construction in progress                                      6,991         3,263
                                                            --------      --------
                                                             157,748       148,853

Less allowance for depreciation and amortization              41,330        36,355
                                                            --------      --------
                                                             116,418       112,498

OTHER ASSETS
 Deferred income taxes                                         3,629         1,151
 Royalty fee                                                     365           405
 Liquor licenses and other assets                              2,435         2,909
                                                            --------      --------
                                                            $132,881      $125,260
                                                            ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                           $  6,476      $  6,238
 Accrued expenses                                              5,359         3,913
 Accrued compensation and taxes                                2,330         2,231
 Income taxes payable                                            254           126
 Current portion of long-term debt and capital
  lease obligations                                            3,506         3,404
                                                            --------      --------
  TOTAL CURRENT LIABILITIES                                   17,925        15,912

Long-term debt, net of current portion                        33,695        21,750
Capital lease obligations, net of current portion              1,147           749
Other liabilities                                              4,069         3,722

SHAREHOLDERS' EQUITY

 Preferred Stock, $1.00 par value, 1,000,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000,000 shares authorized,
  12,594,520 and 13,682,270 shares issued and outstanding
  in Fiscal Years 1996 and 1995, respectively                    137           137
Additional paid-in capital                                    53,482        53,433
 Retained earnings                                            30,360        32,457
                                                            --------      --------
                                                              83,979        86,027
 Treasury Stock (1,099,600 and 358,100 shares at cost, in
                 Fiscal Years 1996 and 1995, respectively)    (7,934)       (2,900)
                                                            --------      --------
TOTAL SHAREHOLDERS' EQUITY                                    76,045        83,127
                                                            --------      --------
                                                            $132,881      $125,260
                                                            ========      ========


CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)

                                    Thirteen Weeks Ended    Twenty-Six Weeks Ended
                                    --------------------    ----------------------
                                     Mar 31,     Apr 2,        Mar 31,    Apr 2,
                                      1996        1995          1996       1995
                                     -------     ------        -------    ------

REVENUES
 Restaurant sales                    $37,003    $33,873        $74,372   $66,767
 Consumer product sales                2,253      2,245          4,439     4,353
 Franchise income                      1,031      1,033          2,036     2,007
                                     -------    -------        -------   -------
                                      40,287     37,151         80,847    73,127
COSTS AND EXPENSES
 Cost of sales                        10,380      9,365         20,676    18,432
 Labor and benefits                   12,582     11,429         25,069    22,089
 Occupancy                             6,495      5,274         12,901    10,584
 Other operating costs                 3,807      3,000          7,382     6,189
 General and administrative            3,167      2,924          6,209     5,621
 Depreciation and amortization         3,201      2,604          6,484     4,871
 Asset Impairment Charge               3,937                     3,937
                                     -------    -------        -------   -------
                                      43,569     34,596         82,658    67,786
                                     -------    -------        -------   -------

OPERATING INCOME                      (3,282)     2,555         (1,811)    5,341

OTHER INCOME (EXPENSE)                  (847)      (583)        (1,466)     (954)
                                     -------    -------        -------   -------
 Income before income taxes           (4,129)     1,972         (3,277)    4,387
 Provision for income taxes           (1,487)       729         (1,180)    1,624
                                     -------    -------        -------   -------
NET INCOME                           $(2,642)   $ 1,243        $(2,097)  $ 2,763
                                     =======    =======        =======   =======
EARNINGS PER COMMON SHARE            $  (.21)   $   .11        $  (.16)  $   .24
                                     =======    =======        =======   =======
Weighted average shares outstanding   12,831     11,748         13,073    11,684
                                     =======    =======        =======   =======



CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
                                                           Twenty-six weeks Ended
                                                           ----------------------
                                                            Mar 31,       Apr 2,
                                                             1996          1995
                                                            -------       ------
OPERATING ACTIVITIES
  Net Income (Loss)                                         $(2,097)     $ 2,763
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                              6,534        4,921
   Deferred income taxes                                     (2,478)        (231)
   Provision for deferred rent                                  347          293
   (Gain)\Loss on disposal of equipment                         286           (9)
   Asset Impairment Charge                                    3,937
   Changes in operating assets and liabilities, net
    of effects from business acquisitions:
     Royalties/Consumer Product Receivables                    (336)        (253)
     Inventory                                                  (30)        (192)
     Prepaid expenses and other assets                       (2,224)      (2,977)
     Accounts payable and other liabilities                   1,695        2,131
     Income taxes payable                                       128         (516)
                                                            -------      -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES              5,762        5,930

INVESTMENT ACTIVITIES
  Additions to property, equipment and
   leasehold improvements                                   (13,206)     (22,625)
  Proceeds from sale of fixed assets                            131            9
  Business acquisition, less cash acquired                                  (316)
                                                            -------      -------
NET CASH USED FOR INVESTING ACTIVITIES                      (13,075)     (22,932)

FINANCING ACTIVITIES
  Proceeds from revolving credit agreement                   29,358       31,075
  Principal payments on revolving credit agreement
   and capital lease obligations                            (16,913)     (15,060)
  Purchase of Treasury Stock                                 (5,034)
  Exercise of stock options                                      49          240
                                                            -------      -------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                   7,460       16,255
                                                            -------      -------
INCREASE (DECREASE) IN CASH                                     147         (747)
CASH AT BEGINNING OF PERIOD                                   1,305          961
                                                            -------      -------
CASH AT END OF PERIOD                                       $ 1,452      $   214
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

NOTE B - INTEREST RATE SWAP

On October 26, 1995, the Company entered into a five year interest rate swap agreement to convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The notional amount of this interest rate swap agreement was $20 million. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt.

NOTE C - ASSET IMPAIRMENT CHARGE

On February 26, 1996 the Company announced that it would adopt the provisions of Statement of Financial Accounting Standards No. 121 (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company is not required to adopt SFAS 121 until fiscal 1997. In connection with such adoption, five restaurant units (one Uno Restaurant, three Uno Pizza Takery's and one Bay Street Grill restaurant), which will continue to be operated, were identified as impaired as the future undiscounted cash flows of each of these units is estimated to be insufficient to recover the related carrying value. As such, the carrying values of these units were written down to their estimated fair value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's income statements and operating data for the periods indicated:

THIRTEEN WEEKS ENDED MARCH 31, 1996 COMPARED TO THIRTEEN WEEKS ENDED
APRIL 2, 1995

                                        13 Weeks      13 Weeks
                                         Ended         Ended
                                        3/31/96        4/2/95
                                        -------        ------

REVENUES:
Restaurant sales                         91.8%           91.2%
Consumer product sales                    5.6             6.0
Franchise income                          2.6             2.8
                                        -----           -----
     Total                              100.0%          100.0%
                                        -----           -----
COSTS AND EXPENSES:
Cost of food & beverages (1)             26.4%           25.9%
Labor and benefits (1)                   32.1            31.6
Occupancy costs (1)                      16.5            14.6
Other operating costs (1)                 9.7             8.3
General and administrative                7.9             7.9
Depreciation and amortization (1)         8.2             7.2
Asset Impairment Charge                   9.8
                                        -----           -----
Operating income                         (8.1)            6.9

Other income (expense)                   (2.1)           (1.6)
                                        -----           -----
Income before taxes                     (10.2)            5.3
Provision for income taxes               (3.7)            2.0
                                        -----           -----
Net income                               (6.6)%           3.3%
                                        =====           =====

(1) Percentage of restaurant and consumer product sales

NUMBER OF RESTAURANTS
 AT END OF QUARTER:

Company-owned Uno's full service           80              71
Franchised Uno's - full service            62              58



Total revenue increased 8.4% to $40.3 million from $37.2 million last year. Company-owned restaurant sales rose 9.2% to $37.0 million from $33.9 million last year due primarily to 16% growth in store operating weeks of full-service Pizzeria Uno units resulting from the addition of 10 restaurants during the past four quarters. Comparable-store sales for the second quarter were 1.2% below the same period last year and were significantly impacted by record snowfalls in most of the Northeast. During the same period, average weekly sales, which includes sales at comparable stores as well as new units, were 4.4% below last year, reflecting lower-than-average sales levels for the 10 units opened during the past four quarters.

Consumer product sales increased slightly to $2,253,000 from $2,245,000 for the second quarter this year. Sales for the frozen product category increased as shipments to our wholesale club store customers rose, while airline sales declined. Sales volumes within our fresh refrigerated category experienced modest growth for the quarter.

Franchise income, which includes royalty income and initial franchise fees, remained virtually flat at $1,031,000 versus $1,033,000 last year. Royalty income remained relatively stable at $1,003,000 this year compared to $1,008,000 last year. Initial franchise fees amounted to $27,500 this year as two new units were opened during the quarter.

The Company's operating loss of $3,282,000 includes a charge for asset impairment of $3,937,000 in connection with the adoption of SFAS 121. The Company recorded this write-down for three Uno Pizza Takery's, one full-service Pizzeria Uno unit and a partial write-down of its investment in three Bay Street Grill units. The write-down represents non-cash adjustments made to reduce assets to net realizable value for each of these restaurants.

Operating income exclusive of the asset impairment charge was $655,000, which represents an operating margin of 1.6%. Last year's operating income was $2,555,000, generating an operating margin of 6.9%. The declines in operating income and margin are due mostly to the lower sales level at comparable stores, as well as the below-average sales level at newly-opened units.

Cost of food and beverage as a percentage of restaurant and consumer product sales increased to 26.4% compared to 25.9% last year. This increase in part reflects changes in menu products and menu pricing intended to enhance customers' value perception. Labor costs increased to 32.1% as a percentage of restaurant and consumer product sales from 31.6% in the prior year due to additional training costs associated with the introduction of several new menu items. Occupancy costs rose as a percentage of restaurant and consumer product sales to 16.5% from 14.6% primarily due to lower sales levels at comparable stores and new units. Other operating costs increased to 9.7% from 8.3% last year due primarily to higher advertising expenditures associated with the roll out of a new menu during the current quarter. General and administrative expenditures were up approximately 8% from a year ago, however, as a percentage of total revenues these expenses remained unchanged. Depreciation and amortization expenses as a percentage of restaurant and consumer product sales increased to 8.2% from 7.2% last year due primarily to lower sales levels at comparable stores and new units, and increased capital expenditures for facility renovations.

Other expense of $847,000 increased from $583,000 last year due principally to a net loss of approximately $252,000 this year for the disposition of various fixed assets. The effective tax rate of 36% for the quarter compared favorably to last year's rate of 37% due in part to generally lower state income taxes. Net income decreased from $1,243,000 last year to a net loss of $2,642,000 this year based on the factors noted above.


TWENTY-SIX WEEKS ENDED MARCH 31, 1996 COMPARED TO TWENTY-SIX WEEKS ENDED
APRIL 2, 1995

                                        26 Weeks       26 Weeks
                                         Ended          Ended
                                        3/31/96        4/2/95
                                        -------        ------

REVENUES:
Restaurant sales                         92.0%           91.3%
Consumer product sales                    5.5             6.0
Franchise income                          2.5             2.7
                                        -----           -----
     Total                              100.0%          100.0%
                                        -----           -----
COSTS AND EXPENSES:
Cost of food & beverages (1)             26.2%           25.9%
Labor and benefits (1)                   31.8            31.1
Occupancy costs (1)                      16.4            14.9
Other operating costs (1)                 9.4             8.7
General and administrative                7.7             7.7
Depreciation and amortization (1)         8.2             6.8
Asset Impairment Charge                   4.9
                                        -----           -----
Operating income                         (2.2)            7.3

Other income (expense)                   (1.8)           (1.3)
                                        -----           -----
Income before taxes                      (4.1)            6.0
Provision for income taxes               (1.5)            2.2
                                        -----           -----
Net income                               (2.6)%           3.8%
                                        =====           =====

- ----------

(1) Percentage of restaurant and consumer product sales



Total revenue increased 10.6% to $80.8 million from $73.1 million last year. Company-owned restaurant sales rose 11.4% to $74.4 million from $66.8 million last year due primarily to 19.6% growth in store operating weeks of full-service Pizzeria Uno units resulting from the addition of 10 restaurants during the past four quarters. Comparable-store sales for Uno units for the first half of the fiscal year were 2.9% below the same period last year. During the same period, average weekly sales, which includes sales at comparable stores as well as new units, were 6.0% below last year.

Consumer product sales increased 2.0% to $4,439,000 from $4,353,000 for the first six months this year compared to the same period last year. The growth reflects new business within the frozen products and contract food service categories, and modest growth in sales volumes for existing customers in the fresh refrigerated segment. Sales to the airline industry have declined as the number of flights in which food service is offered has been reduced.

Franchise income, which includes royalty income and initial franchise fees, increased 1.4% to $2,036,000 from $2,007,000 last year. Royalty income increased approximately 1% to $1,968,000 from $1,952,000 and initial franchise fees amounted to $67,500 this year compared to $55,000 last year.

The Company's operating loss of $1,811,000 includes a charge for asset impairment of $3,937,000 in connection with the adoption of SFAS 121. The Company recorded this write-down for three Uno Pizza Takery's, one full-service Pizzeria Uno unit and a partial write-down of its investment in three Bay Street Grill units. The write-down represents non-cash adjustments made to reduce assets to net realizable value for each of these restaurants.

Operating income exclusive of the asset impairment charge was $2,126,000, which represents an operating margin of 2.6%. Last year's operating income was $5,341,000, generating an operating margin of 7.3%. The declines in operating income and margin are due mostly to the lower sales level at comparable stores, as well as the below-average sales level at newly-opened units.

Cost of food and beverage as a percentage of restaurant and consumer product sales increased to 26.2% compared to 25.9% last year. This increase in part reflects changes in menu products and menu pricing intended to enhance customers' value perception. Labor costs increased to 31.8% as a percentage of restaurant and consumer product sales from 31.1% in the prior year due to additional training costs associated with the introduction of several new menu items. Occupancy costs rose as a percentage of restaurant and consumer product sales to 16.4% from 14.9% primarily due to lower sales levels at comparable stores and new units. Other operating costs increased to 9.4% from 8.7% last year due primarily to higher advertising expenditures associated with the roll out of a new menu during the current quarter. General and administrative expenditures were up approximately 10% from a year ago, however, as a percentage of total revenues these expenses remain unchanged. Depreciation and amortization expenses as a percentage of restaurant and consumer product sales increased to 8.2% from 6.8% last year for several reasons: lower sales levels at comparable stores and new units, increased capital expenditures for facility renovations, and increased amortization of pre-opening costs associated with the higher rate of unit growth.

Other expense of $1,466,000 increased from $954,000 last year due principally to the Company recording a net loss of approximately $286,000 for the disposition of various fixed assets. In addition, the Company absorbed higher interest costs relating to the increased level of debt used to fund the Company's accelerated expansion plan and its ownership of an increasing number of restaurant properties. The effective tax rate of 36% for the first half of the fiscal year compared favorably to last year's rate of 37% due in part to generally lower state income taxes. Net income decreased from $2,763,000 last year to a net loss of $2,097,000 this year based the factors noted above.

LIQUIDITY AND SOURCES OF CAPITAL

The following table presents a summary of the Company's cash flows for the period ended March 31, 1996.
                                                               (In Thousands)

Net cash provided by operating activities                        $ 5,762
Net cash used in investing activities                            (13,075)
Net cash provided by financing activities                          7,460
                                                                 -------
Increase (Decrease) in cash                                      $   147
                                                                 =======

Historically, the Company has leased most of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. During the first six months of fiscal 1996, the Company's investment in property, equipment and leasehold improvements was $13.1 million.

The Company currently plans to open approximately seven restaurants in fiscal 1996. The Company expects that the average cash investment required to open a full service Pizzeria Uno restaurant, excluding land and pre-opening costs, will be approximately $1.5 million.

As of March 31, 1996, the Company had outstanding indebtedness of $33.7 million under its $50.0 million unsecured revolving credit facility, $3.3 million of senior, unsecured notes and $1,319,000 in capital lease obligations. The current revolving credit facility will convert to a three year term loan in December 1997. Advances under the revolving credit facility will accrue interest at the lender's prime rate, or alternatively, 100-175 basis points above LIBOR. The Company anticipates using the revolving credit facility in the future for repayment of the $3.3 million of principal outstanding under its senior, unsecured notes, for the development of additional restaurants, and for working capital.

In October 1995, the Board of Directors of the Company authorized the repurchase of up to 1.5 million shares of the Company's Common stock in the market from time to time during the subsequent six months. This superseded the Board of Directors' previous authorization in July 1995 for the repurchase of up to a total of 500,000 shares of the Company's Common Stock. As of May 13, 1996 the Company has repurchased a total of 1,299,600 shares of its Common Stock at an average price of $7.16 per share.

The Company believes that existing cash balances, cash generated from operations and borrowings under its revolving line of credit will be sufficient to fund the Company's capital requirements through fiscal 1996.

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

PART II.  OTHER INFORMATION
- ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             --------
             11. Statement re: computation of per share earnings

         (b) Reports on Form 8-K
             -------------------
             On February 26, 1996 Uno Restaurant Corporation filed Form 8-K in connection with the Company's adoption of Financial Accounting Standard No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS No. 121).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        UNO RESTAURANT CORPORATION
                                        --------------------------
                                        (Registrant)


Date:  May 13, 1996                    By: /s/ Craig S. Miller
       ------------                        ------------------------------
                                           Craig S. Miller
                                           President


Date:  May 13, 1996                    By: /s/ Robert M. Brown
       ------------                        ------------------------------
                                           Robert M. Brown
                                           Senior Vice President-Finance,
                                           and Chief Financial Officer