Form 10-Q
period 1996-06-30
UNO RESTAURANT CORP
filed 1996-08-13
CIK 812075

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to ____________

                          Commission file number 1-9573

                           UNO RESTAURANT CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                            04-2953702
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

            100 Charles Park Road, West Roxbury, Massachusetts 02132
               (Address of principal executive offices) (Zip Code)

                                 (617) 323-9200
              (Registrant's telephone number, including area code)

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

         As of August 8, 1996, 12,375,926 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           UNO RESTAURANT CORPORATION

                                      INDEX

                                                                         Page

PART I.   FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS............................3

                           Consolidated Balance Sheets --
                           June 30, 1996 and October 1, 1995...............3

                           Consolidated Statements of Income --
                           Thirteen and thirty-nine weeks ended
                           June 30, 1996 and July 2, 1995..................4

                           Consolidated Statements of Cash Flows --
                           Thirty-nine weeks ended June 30, 1996 and
                           July 2, 1995....................................5

                           Notes to Consolidated Financial
                           Statements......................................6

         ITEM 2.           MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.......................7

PART II.  OTHER INFORMATION

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K................12

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

                                                                                   June 30,         Oct. 1,
                                                                                     1996            1995
                                                                                 -----------       ---------
                                                                                 (Unaudited)
                                     ASSETS
CURRENT ASSETS
 Cash                                                                             $     169        $   1,305
 Royalties receivable                                                                   715              725
 Consumer product receivable                                                            493              567
 Inventory                                                                            2,454            2,226
 Deferred pre-opening costs                                                             548            1,253
 Prepaid expenses and other assets                                                    3,350            2,221
                                                                                  ---------        ---------
   TOTAL CURRENT ASSETS                                                               7,729            8,297

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
 Land                                                                                14,816           11,093
 Buildings                                                                           20,129           18,056
 Leasehold improvements                                                              79,320           74,011
 Equipment                                                                           44,228           42,430
 Construction in progress                                                             4,974            3,263
                                                                                  ---------        ---------
                                                                                    163,467          148,853

Less allowance for depreciation and amortization                                     44,035           36,355
                                                                                  ---------        ---------
                                                                                    119,432          112,498

OTHER ASSETS
 Deferred income taxes                                                                3,637            1,151
 Royalty fee                                                                            344              405
 Liquor licenses and other assets                                                     2,449            2,909
                                                                                  ---------        ---------
                                                                                  $ 133,591        $ 125,260
                                                                                  =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                 $   4,735        $   6,238
 Accrued expenses                                                                     5,879            3,913
 Accrued compensation and taxes                                                       2,293            2,231
 Income taxes payable                                                                   915              126
 Current portion of long-term debt and capital
  lease obligations                                                                     175            3,404
                                                                                  ---------        ---------
  TOTAL CURRENT LIABILITIES                                                          13,997           15,912

Long-term debt, net of current portion                                               38,140           21,750
Capital lease obligations, net of current portion                                     1,102              749
Other liabilities                                                                     4,255            3,722

SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value, 1,000,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000,000 shares authorized,
  13,697,526 and 13,682,270 shares issued and out-
  standing in Fiscal Years 1996 and 1995, respectively                                  137              137
 Additional paid-in capital                                                          53,496           53,433
 Retained earnings                                                                   31,837           32,457
                                                                                  ---------        ---------
                                                                                     85,470           86,027
 Treasury Stock (1,299,600 and 358,100 shares at cost, in
                 Fiscal Years 1996 and 1995, respectively)                           (9,373)          (2,900)
                                                                                  ---------        ---------
TOTAL SHAREHOLDERS' EQUITY                                                           76,097           83,127
                                                                                  ---------        ---------
                                                                                  $ 133,591        $ 125,260
                                                                                  =========        =========

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)

                                       Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                      ----------------------    ------------------------
                                       June 30,      July 2,     June 30,       July 2,
                                         1996         1995         1996           1995
                                      ---------    ---------    ---------      ---------
REVENUES
 Restaurant sales                     $  41,558    $  38,176    $ 115,930      $ 104,943
 Consumer product sales                   2,118        2,320        6,557          6,673
 Franchise income                         1,018        1,040        3,054          3,047
                                      ---------    ---------    ---------      ---------
                                         44,694       41,536      125,541        114,663
COSTS AND EXPENSES
 Cost of sales                           11,579       10,318       32,255         28,750
 Labor and benefits                      13,216       12,456       38,285         34,545
 Occupancy                                6,732        5,864       19,633         16,448
 Other operating costs                    4,163        3,736       11,545          9,925
 General and administrative               2,996        2,661        9,205          8,282
 Depreciation and amortization            3,045        2,974        9,529          7,845
 Asset Impairment Charge                                            3,937
                                      ---------    ---------    ---------      ---------
                                         41,731       38,009      124,389        105,795
                                      ---------    ---------    ---------      ---------

OPERATING INCOME                          2,963        3,527        1,152          8,868

OTHER INCOME (EXPENSE)                     (655)        (587)      (2,121)        (1,541)
                                      ---------    ---------    ---------      ---------

 Income before income taxes               2,308        2,940         (969)         7,327
 Provision for income taxes                 831        1,088         (349)         2,712
                                      ---------    ---------    ---------      ---------

NET INCOME                            $   1,477    $   1,852    ($    620)     $   4,615
                                      =========    =========    =========      =========

EARNINGS PER COMMON SHARE             $     .12    $     .15    ($    .05)     $     .39
                                      =========    =========    =========      =========

Weighted average shares outstanding      12,515       12,491       12,887         11,953
                                      =========    =========    =========      =========

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                           Thirty-nine weeks Ended
                                                           -----------------------
                                                            June 30,       July 2,
                                                              1996           1995
                                                           --------       --------
OPERATING ACTIVITIES
  Net Income (Loss)                                        $   (620)      $  4,615
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                              9,605          6,726
   Deferred income taxes                                     (2,486)          (218)
   Provision for deferred rent                                  533            388
   (Gain)\Loss on disposal of equipment                         282            (14)
   Asset Impairment Charge                                    3,937
   Changes in operating assets and liabilities, net
    of effects from business acquisitions:
     Royalties\consumer product receivables                      84            (56)
     Inventory                                                 (228)          (392)
     Prepaid expenses and other assets                       (1,774)        (2,025)
     Accounts payable and other liabilities                     437          1,397
     Income taxes payable                                       789           (298)
                                                           --------       --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES             10,559         10,123

INVESTMENT ACTIVITIES
  Additions to property, equipment and
   leasehold improvements                                   (18,935)       (32,349)
  Proceeds from sale of fixed assets                            136             28
  Business acquisition, less cash acquired                                    (316)
                                                           --------       --------
NET CASH USED FOR INVESTING ACTIVITIES                      (18,799)       (32,637)

FINANCING ACTIVITIES
  Proceeds from revolving credit agreement                   44,058         44,570
  Principal payments on revolving credit agreement
   and capital lease obligations                            (30,544)       (45,423)
  Issuance of Common Stock                                                  22,565
  Purchase of Treasury Stock                                 (6,473)
  Exercise of stock options                                      63            271
                                                           --------       --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                   7,104         21,983
                                                           --------       --------

INCREASE (DECREASE) IN CASH                                  (1,136)          (531)
CASH AT BEGINNING OF PERIOD                                   1,305            961
                                                           --------       --------

CASH AT END OF PERIOD                                      $    169       $    430
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

NOTE B - INTEREST RATE SWAP

On October 26, 1995, the Company entered into a five year interest rate swap agreement to convert a portion of its floating rate debt to a fixed rate basis, thus reducing the potential impact of interest rate increases on future income. The notional amount of this interest rate swap agreement was $20 million. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt.

NOTE C - ASSET IMPAIRMENT CHARGE

On February 26, 1996 the Company announced that it would adopt the provisions of Statement of Financial Accounting Standards No. 121 (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company was not required to adopt SFAS 121 until fiscal 1997. In connection with such adoption during the second quarter of fiscal year 1996, five restaurant units (one Uno Restaurant, three Uno Pizza Takery's and one Bay Street Grill restaurant) were identified as impaired, since the future undiscounted cash flows of each of these units was estimated to be insufficient to recover the related carrying value. As such, the carrying values of these units were written down by $3,937,000 to their estimated fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR CAUTIONARY STATEMENT

From time to time, information and statements provided by the Company in filings with the Securities and Exchange Commission, shareholder reports, press releases and oral statements may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from historical results or those anticipated. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Risks and uncertainties include, without limitation, the Company's ability to open new restaurants and operate new and existing restaurants profitably, changes in local, regional and national economic conditions, especially economic conditions in the areas in which the Company's restaurants are concentrated, increasingly intense competition in the restaurant industry, increases in food, labor, employee benefits and similar costs, and other risks detailed from time to time in the Company's news releases, reports to shareholders and periodic reports filed with the Securities and Exchange Commission.

THIRTEEN WEEKS ENDED JUNE 30, 1996 COMPARED TO THIRTEEN WEEKS ENDED JULY 2, 1995

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's income statements and operating data for the periods indicated:

                                                              13 Weeks Ended
                                                          ----------------------
                                                          6/30/96         7/2/95
                                                          -------         ------
REVENUES:
Restaurant sales                                            93.0%           91.9%
Consumer product sales                                       4.7             5.6
Franchise income                                             2.3             2.5
                                                           -----           -----

     Total                                                 100.0%          100.0%
                                                           -----           -----

COSTS AND EXPENSES:
Cost of food & beverages (1)                                26.5%           25.5%
Labor and benefits (1)                                      30.3            30.8
Occupancy costs (1)                                         15.4            14.5
Other operating costs (1)                                    9.5             9.2
General and administrative                                   6.7             6.4
Depreciation and amortization (1)                            7.0             7.3
                                                           -----           -----
Operating income                                             6.6             8.5

Other income (expense)                                      (1.4)           (1.4)
                                                           -----           -----
Income before taxes                                          5.2             7.1
Provision for income taxes                                   1.9             2.6
                                                           -----           -----
Net income                                                   3.3%            4.5%
                                                           =====           =====

(1) Percentage of restaurant and consumer product sales

NUMBER OF RESTAURANTS AT END OF QUARTER:

Company-owned Uno's - full service                            84              75
Franchised Uno's - full service                               62              59

Total revenue increased 7.6% to $44.7 million from $41.5 million last year. Company-owned restaurant sales rose 8.9% to $41.6 million from $38.2 million last year due primarily to 12% growth in store operating weeks of full-service Pizzeria Uno units resulting from the addition of 9 restaurants during the past four quarters. Comparable-store sales for the third quarter were .7% above the same period last year. Average weekly sales, which includes sales at comparable stores as well as new units, were 2.0% below last year, reflecting lower-than-average sales levels for the 13 newest units opened during the past five quarters, which are not included in the comparable-store base. Year-over-year percentage increases and decreases in comparable-store sales and average weekly sales for the past four quarters are as follows:

Sales                                  Sep 1995   Dec 1995     Mar 1996   Jun 1996
- ----------------                       --------   --------     --------   --------
Comparable-store                         (.1)%      (4.6)%      (1.2)%        .7%

Average weekly                          (2.6)%      (7.6)%      (4.4)%      (2.0)%

Consumer product sales decreased 8.7% for the second quarter this year to $2,118,000 from $2,320,000 last year. Sales for the frozen product category increased as shipments to our wholesale club store customers rose, while airline sales declined. Sales volumes within our fresh refrigerated category experienced modest growth for the quarter.

Franchise income, which includes royalty income and initial franchise fees, remained virtually flat at $1,018,000 versus $1,040,000 last year. Royalty income remained relatively stable at $978,000 this year compared to $994,000 last year. Initial franchise fees amounted to $40,000 this year compared to $45,000 last year.

Operating income was $2,963,000, which represents an operating margin of 6.6%. Last year's operating income was $3,527,000, generating an operating margin of 8.5%. Cost of food and beverage as a percentage of restaurant and consumer product sales increased to 26.5% compared to 25.5% last year. This increase was due primarily to higher cheese costs, but also reflects changes in menu products and menu pricing intended to enhance customers' value perception. Labor costs decreased to 30.3% as a percentage of restaurant and consumer product sales from 30.8% in the prior year due to lower expenses associated with improved claims experience for workers' compensation and health insurance. Occupancy costs rose as a percentage of restaurant and consumer product sales to 15.4% from 14.5% primarily due to lower average weekly sales levels at new units. Other operating costs increased to 9.5% as a percentage of restaurant and consumer product sales from 9.2% last year due primarily to the effect of lower average weekly sales on fixed expenses. General and administrative expenditures as a percentage of total revenues increased to 6.7% from 6.4% last year as a result of less leverage resulting from the Company's slower rate of new unit growth this year. Depreciation and amortization expenses as a percentage of restaurant and consumer product sales decreased to 7.0% from 7.3% last year due primarily to lower pre-opening cost amortization associated with the Company's slower rate of new unit growth this year.

Other expense of $655,000 increased from $587,000 last year due to higher interest expense related to the Company's increased debt level this year. The effective tax rate of 36% for the quarter compared favorably to last year's rate of 37% due to generally lower state income taxes. Net income decreased from $1,852,000 last year to $1,477,000 this year based on the factors noted above.

THIRTY-NINE WEEKS ENDED JUNE 30, 1996 COMPARED TO THIRTY-NINE WEEKS ENDED JULY 2, 1995

                                                              39 Weeks Ended
                                                          -----------------------
                                                          6/30/96          7/2/95
                                                          -------          ------
REVENUES:
Restaurant sales                                            92.4%           91.5%
Consumer product sales                                       5.2             5.8
Franchise income                                             2.4             2.7
                                                           -----           -----

     Total                                                 100.0%          100.0%
                                                           -----           -----

COSTS AND EXPENSES:
Cost of food & beverages (1)                                26.3%           25.8%
Labor and benefits (1)                                      31.3            30.9
Occupancy costs (1)                                         16.0            14.7
Other operating costs (1)                                    9.4             8.9
General and administrative                                   7.3             7.2
Depreciation and amortization (1)                            7.8             7.0
Asset Impairment Charge (1)                                  3.2
                                                           -----           -----
Operating income                                              .9             7.7

Other income (expense)                                      (1.7)           (1.3)
                                                           -----           -----

Income before taxes                                          (.8)            6.4
Provision for income taxes                                   (.3)            2.4
                                                           -----           -----
Net income                                                   (.5)%           4.0%
                                                           =====           =====

(1) Percentage of restaurant and consumer product sales

Total revenue increased 9.5% to $125.5 million from $114.7 million last year. Company-owned restaurant sales rose 10.5% to $115.9 million from $104.9 million last year due primarily to 17.1% growth in store operating weeks of full-service Pizzeria Uno units resulting from the addition of 9 restaurants during the past four quarters. Comparable-store sales for Uno units for the first three quarters of the fiscal year were 1.6% below the same period last year. During the same period, average weekly sales, which includes sales at comparable stores as well as new units, were 4.6% below last year.

Consumer product sales decreased 2% to $6,557,000 from $6,673,000 for the first nine months this year compared to the same period last year. Sales to American Airlines have declined, due probably to a reduction of the number of flights on which food service is offered. This sales decline was mostly offset by new business within the frozen products and contract food service categories, and modest growth in sales volumes for existing customers in the fresh refrigerated segment.

Franchise income, which includes royalty income and initial franchise fees was virtually unchanged from last year.

The Company's operating loss of $1,152,000 includes a charge for asset impairment of $3,937,000 in connection with the adoption of SFAS 121 during the second fiscal quarter. The Company recorded this write-down for three Uno Pizza Takery's, one full-service Pizzeria Uno unit and a partial write-down of its investment in three Bay Street Grill units. The write-down represents non-cash adjustments made to reduce assets to net realizable value for each of these restaurants.

Operating income, exclusive of the asset impairment charge, was $5,089,000, which represents an operating margin of 4.1%. Last year's operating income was

$8,868,000, generating an operating margin of 7.7%. The declines in operating income and margin are due mostly to the lower sales level at comparable stores, as well as the below-average sales level at newly-opened units.

Cost of food and beverage as a percentage of restaurant and consumer product sales increased to 26.3% compared to 25.8% last year. This increase was due primarily to higher cheese costs, but also reflects changes in menu products and menu pricing intended to enhance customers' value perception. Labor costs increased to 31.3% as a percentage of restaurant and consumer product sales from 30.9% in the prior year due to additional training costs associated with the introduction of a revised menu during the first fiscal quarter. Occupancy costs rose as a percentage of restaurant and consumer product sales to 16.0% from 14.7% primarily due to lower sales levels at comparable stores and new units. Other operating costs increased to 9.4% from 8.9% last year due primarily to higher advertising expenditures associated with the roll-out of the new menu. General and administrative expenditures as a percentage of total revenues remained virtually unchanged. Depreciation and amortization expenses as a percentage of restaurant and consumer product sales increased to 7.8% from 7.0% last year for several reasons: lower sales levels at comparable stores and new units, increased capital expenditures for facility renovations, and increased amortization of pre-opening costs associated with a higher rate of unit growth.

Other expense of $2,121,000 increased from $1,541,000 last year due partly to a net loss of $282,000 for the disposition of various fixed assets. In addition, the Company incurred higher interest expense relating to the increased level of debt used to fund the Company's expansion plan and its ownership of an increasing number of restaurant properties. The effective tax rate of 36% for the first three quarters of the fiscal year compared favorably to last year's rate of 37% due mostly to lower state income taxes.

LIQUIDITY AND SOURCES OF CAPITAL

The following table presents a summary of the Company's cash flows for the period ended June, 1996.

                                                                    (In Thousands)
Net cash provided by operating activities                              $ 10,559
Net cash used in investing activities                                   (18,799)
Net cash provided by financing activities                                 7,104
                                                                       --------
Increase (Decrease) in cash                                            ($ 1,136)
                                                                       ========

Historically, the Company had leased most of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. During the first nine months of fiscal 1996, the Company's investment in property, equipment and leasehold improvements was $18.9 million.

The Company currently plans to open seven restaurants in fiscal 1996, five of which were open by the third quarter. The average cash investment required to open a full service Pizzeria Uno restaurant, excluding land and pre-opening costs, is approximately $1.6 million.

As of June 30, 1996, the Company had outstanding indebtedness of $38.1 million under its $50 million unsecured revolving credit facility and $1,277,000 in capital lease obligations. The current revolving credit facility will convert to a three year term loan in December 1997. Advances under the revolving credit facility will accrue interest at the lender's prime rate, or alternatively, 100-175 basis points above LIBOR. The Company anticipates using the revolving credit facility in the future for the development of additional restaurants, and for working capital.

In October 1995, the Board of Directors of the Company authorized the repurchase of up to 1.5 million shares of the Company's Common stock in the market from time to time during the subsequent six months. This superseded the Board of Directors' previous authorization in July 1995 for the repurchase of up to a total of 500,000 shares of the Company's Common Stock. As of August 8, 1996 the Company has repurchased a total of 1,321,600 shares of its Common Stock at an average price of $7.14 per share.

The Company believes that existing cash balances, cash generated from operations and borrowing under its revolving line of credit will be sufficient to fund the Company's capital requirements through fiscal 1997.

The Company is currently obligated under 86 leases, including 83 leases for Company-owned restaurants, two leases for its executive offices, and a lease for an office building containing one of its restaurants.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                        11.   Statement re: computation of per share earnings

                  (b)   Reports on Form 8-K

                        Uno Restaurant Corporation did not file any reports on Form 8-K during the third fiscal quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNO RESTAURANT CORPORATION
                                        (Registrant)


Date:    August 12, 1996             By: /s/ Aaron D. Spencer
       -------------------              ---------------------
                                        Aaron D. Spencer
                                        Chairman and
                                        Chief Executive Officer

Date:    August 12, 1996             By: /s/ Robert M. Brown
       -------------------              --------------------
                                        Robert M. Brown
                                        Senior Vice President-Finance,
                                        and Chief Financial Officer