Form 10-K
period 1996-09-29
UNO RESTAURANT CORP
filed 1996-12-23
CIK 812075

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 29, 1996
                          ------------------

                                       OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________ .

Commission file number 1-9573
                       ------


                           UNO RESTAURANT CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                       04-2953702
----------------------------------------                   -------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)


100 CHARLES PARK ROAD, WEST ROXBURY, MA                          02132
----------------------------------------                   -------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code (617) 323-9200
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:


    Title of each class               Name of each exchange on which registered

COMMON STOCK, $.01 PAR VALUE                   NEW YORK STOCK EXCHANGE
----------------------------          -----------------------------------------


           Securities registered pursuant to Section 12(g) of the Act:


                                      NONE
                 -----------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of November 29, 1996, was $39,215,419, based on the closing price of $6.875 on that date on the New York Stock Exchange. As of November 29, 1996, 12,206,813 shares of the registrant's Common Stock, $.01 par value, were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 26, 1997 which will be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in
Part III of this report. Portions of the registrant's Registration Statement on Form S-1 (Registration No. 33-13100) (the "1987 Registration Statement"), the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, the registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991, the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1990, the registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1992, the registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1993, the registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1994, the registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1995, the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1995, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on March 2, 1993, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 22, 1994, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 8, 1995, are incorporated by reference in Part IV of this Report.

                                     PART I


ITEM 1.  BUSINESS
-----------------

GENERAL AND DEVELOPMENTS DURING FISCAL YEAR 1996

     The Company owns and operates or franchises a total of 159 restaurants, including 86 owned and 63 franchised casual dining, full-service restaurants under the name "Pizzeria Uno...Chicago Bar & Grill." The Pizzeria Uno restaurants offer a diverse, high-quality menu at moderate prices in a casual, friendly atmosphere. The restaurants feature the Company's signature Chicago-style deep-dish pizza and a selection of entrees, including thin crust pizza, pasta, fajitas, ribs, steak and chicken, as well as a variety of appetizers, salads, sandwiches and desserts. The Company's restaurants average approximately 6,200 square feet with seating for an average of approximately 180 guests. For the fiscal year ended September 29, 1996, Company-owned restaurants averaged $1,846,000 in sales. Company-owned restaurants are located primarily in major markets from New England to Virginia, as well as, Florida, Chicago and Denver, and franchised restaurants are located throughout the United States.

     The Company acquired the rights to the name "Pizzeria Uno" from the late Ike Sewell, who opened the original Pizzeria Uno restaurant in Chicago, Illinois in 1943 and is considered the originator of Chicago-style deep-dish pizza. The Company opened its first Pizzeria Uno restaurant in 1979.

     During the fiscal year ended September 29, 1996, the Company opened seven full-service Company-owned restaurants. The Company has decreased the level of new unit expansion from fiscal 1995, when it opened 16 new full-service units. This slower growth rate allowed the Company to complete a new building design, roll-out several new menu initiatives and to focus on operational execution. Five full-service and one quick-service franchised restaurants opened during the fiscal year and one full-service restaurant closed. During the fiscal year ending September 28, 1997, the Company anticipates opening up to eight Company-owned full-service restaurants and up to eight franchised restaurants. The timing of these planned openings is subject to various factors, including locating satisfactory sites and negotiating leases and franchise agreements.

     During the past three years, the Company has implemented several strategic initiatives intended to strengthen its position in casual dining and to distinguish its restaurants from quick service pizza, pizza and pasta, and full-service Italian restaurants. As part of this strategy, the Company enhanced its kitchen capabilities, to include saute stations, grills and fryers, enabling the Company to enhance the quality, breadth and appeal of its non-pizza menu items. The Company also refined the name of its restaurants to "Pizzeria Uno
 ...Chicago Bar & Grill" to communicate its concept and broadened menu to consumers, and upgraded the design and decor of its restaurants to be consistent with its casual dining theme. Finally, the Company has been very aggressive in its approach to product development, as the Company believes that by keeping its menu offerings current, guest satisfaction and frequency will be enhanced.

     The Company continues to expand its channels of distribution to capitalize on the Pizzeria Uno brand name and the appeal of its signature Chicago-style deep-dish pizza. Currently, the Company is distributing refrigerated and frozen Chicago-style deep-dish pizza to approximately 1,000 supermarkets and wholesale price club stores, primarily in New England, for sale in their fresh deli counters and frozen food sections. For the past several years, the Company has also been supplying frozen Pizzeria Uno brand, Chicago-style deep-dish pizza to American Airlines for service on its flights. The Company has rolled out a similar pizza product at Pizzeria Uno kiosks in 33 General Cinema theaters and is in different phases of development with several nationally recognized hotel chains.

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

     In October 1995, the Board of Directors of the Company authorized the repurchase of up to a total of 1.5 million shares of the Company's Common Stock in the market from time to time during the subsequent six months. This superseded the Board of Directors' previous authorization in July 1995 for the repurchase of up to a total of 500,000 shares of the Company's Common Stock. As of September 29, 1996, the Company had completed its repurchase of 1.5 million shares of its Common Stock at an average price of $7.05.

     In February 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). A pre-tax charge of $3.9 million was recorded to adjust the carrying value of those assets identified as impaired. The charge consisted of $1 million for three Uno Pizza Takery's, $1.6 million for one full-service Uno Restaurant, and $1.3 million for certain assets of three Bay Street restaurants. The assets written down include the Bay Street trademark and leasehold improvements and equipment of the aforementioned stores. The Company believed that these units would likely continue to generate cash flow losses and therefore reduced the carrying value of the impaired assets to fair market value. As of November 29, 1996, the Company had closed the full-service Uno restaurant and one Bay Street restaurant.

     In March 1996, the Company amended certain provisions of its $50.0 million unsecured revolving credit facility. This amendment revised the definition of "Consolidated EBIT" to exclude any charges against earnings relating to the Company's adoption of Statement of Financial Accounting Standards No. 121 during the second fiscal quarter of 1996. The amendment also modified certain financial covenants including cash flow coverage ratio, consolidated leverage ratio and maximum consolidated capital expenditures.

     In June 1996, the Company signed its first major international franchise agreement. This agreement stipulates that the Kolon Group, headquartered in Seoul, Korea, will open a minimum of ten full-service Pizzeria Uno restaurants in Korea within ten years. The agreement also grants Kolon certain rights for possible future development in Japan, Singapore and Indonesia. The Company has also hired a senior executive who will be responsible for worldwide franchise development, including continuation of the Company's domestic franchising effort and aggressive pursuit of international expansion opportunities.

     In August 1996, the Company's Chairman and Chief Executive Officer, Aaron
D. Spencer, announced that Craig S. Miller, President and Chief Operating Officer, would assume additional responsibilities as Chief Executive Officer of the Company effective September 30, 1996. Mr. Spencer, the Company's founder and majority shareholder, will continue to serve as Chairman of the Board. The Board of Directors also announced the formation of an Executive Committee of the Board composed of Mr. John T. Gerlach, committee chairman and a director since 1987, and Mr. Spencer and Mr. Miller.

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

     The restaurants feature the Company's signature Chicago-style deep-dish pizzas and a selection of entrees, including thin crust pizza, pastas, fajitas, ribs, steak and chicken, as well as a variety of appetizers, salads, sandwiches and desserts. The Company's signature product, its Chicago-style, deep-dish pizza, filled with ingredients such as fresh meats, spices, vegetables and real cheeses, is baked according to proprietary recipes. The Company believes that its proprietary recipes produce a superior pizza that is difficult to duplicate. In fiscal 1994, the Company invested approximately $2.5 million in new kitchen capabilities, including saute stations, grills and fryers, for its Company-owned restaurants enabling the Company to enhance the quality, breadth and appeal of its non-pizza items. At the end of fiscal 1996, the Company's average check per guest for full service Company-owned restaurants was approximately $9.70. For fiscal 1996, sales of alcoholic beverages accounted for approximately 18% of total restaurant sales.

RESTAURANT DESIGN AND SITE SELECTION

     The Company has continually upgraded the design and decor of its restaurants to be consistent with its theme as "Pizzeria Uno...Chicago Bar & Grill." Pizzeria Uno restaurants are designed and decorated to provide a friendly and comfortable atmosphere expected of full-service, casual dining restaurants and distinguished from typical pizza restaurants. The decor elements of most restaurants include different variations of wood, brick and brass. During fiscal 1996, the Company re-designed its prototype to replicate the look of an old Chicago warehouse. This prototype was designed as a less serious, more fun experience for our guests. This new prototype was used in six of our seven new restaurant openings during the fiscal year. To ensure quality and compliance with Company standards, preliminary exterior design and complete interior and kitchen design for all Company-owned and franchised restaurants are prepared by the Company. The Company's current prototypes for free-standing restaurants occupy a range of approximately 5,400 to 6,400 square feet, with a seating capacity ranging from 170 to 210 customers.

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


     Historically, the Company has leased most of its restaurants to minimize investment costs. Since fiscal 1992, however, the Company began selectively purchasing real estate to develop new restaurants where available and when the expected long-term cost of owning the real estate is less than the cost of leasing. Of the 92 Company-owned restaurants open as of November 29, 1996, 76 are located in leased facilities and 16 are fee owned properties. See "Item 2. Properties."

RESTAURANT LOCATIONS


     The following tables provide the locations for Company-owned and franchised restaurants as of November 29, 1996.

                         COMPANY-OWNED RESTAURANTS (92)

COLORADO (3)                  Braintree                    Lynbrook
Denver                        Brockton                     Massapequa
Greenwood(f)                  Burlington                   New York City
Westminster                   Cambridge(2)                    Bayside
                              Danvers                         Bay Ridge
CONNECTICUT (6)               Dedham                          Forest Hills
Danbury                       Framingham                      Manhattan(5)
Fairfield                     Hanover                      Syracuse
Manchester                    Hyannis(f)                   Victor
Milford                       Kingston                     Vestal
Newington                     Lynnfield(f)                 Yonkers
West Hartford                 Newton(2)(c)
                              Revere                       OHIO (1)
FLORIDA (5)                   Shrewsbury(d)                Columbus(f)
Daytona Beach                 Springfield
Kissimmee                     Waltham (2)(c)               PENNSYLVANIA (3)
Lake Mary(f)                  Woburn                       Philadelphia (2)(f)
Orlando (2)(f)                                             Pittsburgh
                              MISSOURI (1)                      Monroeville
ILLINOIS (6)                  St. Louis
Aurora                             Chesterfield            RHODE ISLAND (1)
Chicago (3)(a)(f)                                          Warwick
Schaumburg (2)(e)(g)          NEW HAMPSHIRE(3)
                              Concord                      VIRGINIA (8)
MAINE (1)                     Manchester                   Balston
Portland(f)                   Nashua                       Fairfax
                                                           Falls Church
MARYLAND (5)                  NEW JERSEY (2)               Newport News
Baltimore                     Paramus                      Norfolk
Bel Air                       Woodbridge (b)               Potomac Mills(f)
Bethesda                                                   Reston
Towson                        NEW YORK (19)                Williamsburg(f)
Waldorf                       Albany
                              Amherst(f)                   WASHINGTON, DC(2)
MASSACHUSETTS (26)            Buffalo                      Cleveland Park
Boston(5)                     Henrietta                    Union Station
Bellingham                    Latham



--------------------
See footnotes on next page


                           FRANCHISED RESTAURANTS (68)


ARIZONA (2)                    MASSACHUSETTS (5)            OKLAHOMA (1)
Phoenix                        Holyoke                      Tulsa
Tempe                          Marlborough(2)(c)
                               Springfield(2)(c)            PENNSYLVANIA (6)
CALIFORNIA (11)                                             King of Prussia
Cupertino                      MICHIGAN (3)                 Langhorne
Fremont                        Ann Arbor                    Media
Los Angeles                    Birch Run                    Philadelphia(3)
Oakland                        Bloomfield
San Diego(2)                                                PUERTO RICO (3)
San Francisco(3)               MINNESOTA (2)                San Juan(2)(c)
Santa Clara                    Minnetonka                   San Patricio
West Hollywood                 Edina
                                                            TENNESSEE (1)
CANADA (1)                     NEVADA (1)                   Bristol
Toronto                        Las Vegas
                                                            TEXAS (4)
FLORIDA (4)                    NEW JERSEY (4)               Addison
Miami                          Cherry Hill                  Arlington
Orlando(3)                     Secaucus                     Ft. Worth
                               South Plainfield             Houston
ILLINOIS (1)                   Wayne
Chicago(d)                                                  WASHINGTON, DC(1)
                               NEW YORK (2)                 Georgetown
INDIANA (2)                    Poughkeepsie
Indianapolis                   White Plains                 WISCONSIN (4)
Merrillville                                                Janesville
                               OHIO (7)                     Milwaukee
KENTUCKY (2)                   Cincinnati (2)               Madison(2)
Lexington                      Cleveland (3)
Louisville                     Dayton
                               Mentor
MARYLAND (1)
Deep Creek


-----------------------
(a)  Includes one Mexican restaurant.
(b)  Bay Street Grill.
(c)  Includes one limited seating, take-out restaurant.
(d)  Limited seating, take-out restaurant.
(e)  Includes one Bay Street Grill.
(f)  Owned property - Pizzeria Uno.
(g)  Owned property - Bay Street Grill.


UNIT ECONOMICS

     For the fiscal year ended September 29, 1996, the 79 Company-owned restaurants open for the entire fiscal year generated average restaurant sales of approximately $1,842,000, average restaurant operating income of approximately $199,000 (or 10.8% of sales) and average restaurant operating cash flow of approximately $338,000 (or 18.4% of sales). The 23 Company-owned restaurants opened in fiscal 1995 and fiscal 1996 had an average cash investment of approximately $1,651,000 for building, leasehold improvements, furniture, fixtures and equipment, but excluding land costs and pre-opening expenses. The Company expects that the average cash investment required to open a full-service Pizzeria Uno restaurant will be approximately $1.6 million, excluding land and pre-opening expenses. In the future, the Company anticipates that it will continue to purchase a portion of its new restaurant locations and expects that its total investment for each fee owned unit will range between $2.0 and $2.5 million.

RESTAURANT EXPANSION

     The Company intends to continue opening Company-owned restaurants in three of its primary metropolitan markets, Boston, New York and Baltimore/Washington, D.C. The Company is also engaged in site development efforts in Chicago, Orlando and Denver. In fiscal 1996, the Company opened seven restaurants in existing markets. In fiscal 1997, the Company intends to open approximately eight restaurants and does not plan to enter any new markets.

     The Company will continue to grant franchisees the right to expand the Pizzeria Uno restaurant business throughout the United States and will aggressively pursue international expansion opportunities. In June 1996, the Company signed an agreement for the development of Pizzeria Uno restaurants in Korea. In addition, the agreement grants a right of first refusal for possible future development in Japan, Singapore and Indonesia. In fiscal 1996, five franchised restaurants were opened, and one franchised restaurant was closed. During fiscal 1997, the Company expects franchisees to open approximately eight restaurants. See "Item 1. Franchise Program."

OTHER BUSINESS DEVELOPMENTS

     The Company continues to expand its consumer product business principally through distribution of its deep-dish pizza in the fresh deli counters and frozen food sections of approximately 1,000 supermarkets and wholesale price club stores in New England, New York, New Jersey, Pennsylvania and Ohio. Currently, the Company believes that Pizzeria Uno deep-dish pizza is the leading brand of fresh, refrigerated pizza sold in New England supermarkets. The Company also is currently supplying private-label thin-crust pizza to selected New England supermarket chains. In addition, for the past several years the Company has been supplying frozen deep-dish pizzas to American Airlines for service on its flights. The Company has rolled out a similar pizza product at Pizzeria Uno kiosks currently located in 33 General Cinema movie theaters and is in different phases of development with several nationally recognized hotel chains. To support the growth of the Company's consumer product business, during fiscal 1996, the Company continued to expand its production facility in Brockton, Massachusetts, which began operation in January 1993. See "Item 2. Properties."

     The Company will discontinue its development of the Bay Street Grill concept. During the second fiscal quarter this year, the Company recorded a partial write-down of its investment, including trademarks and goodwill, in three Bay Street Grill restaurants acquired in December 1994. The Company closed one Bay Street unit before the end of the fiscal year and intends to convert another into a full-service Pizzeria Uno during fiscal 1997. The Company is currently negotiating a lease agreement, including an option to buy, for its remaining restaurant with a national restaurant company.


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

     Each Company-owned restaurant manager and franchisee is required to comply with an extensive operations manual which contains detailed standards and specifications for all elements of operations. The Company monitors system wide compliance by regular visits from company personnel. The Company employs three operations vice presidents and 14 regional operations directors. The regional directors provide field supervision to both Company-owed and franchised restaurants. Their duties include regular visits and detailed inspections of quality, service and sanitation. As additional restaurants are opened, the Company intends to add qualified regional directors in order to maintain quality control.

PURCHASING

     The Company negotiates directly with suppliers for all primary food ingredients and beverage products to ensure adequate supplies and to obtain competitive prices. The Company seeks competitive bids from suppliers on many of its primary food ingredients on a periodic basis and no less than annually for each supplier. The Company approves suppliers of these ingredients and products and requires its suppliers to adhere to product specifications established by the Company. Several key ingredients are proprietary. They are manufactured for the Company under private label and sold to authorized distributors for resale to Company-owned restaurants and franchisees. The Company and its franchisees purchase substantially all food and beverage products from authorized local or national distributors. In some cases, franchisees find it more economical to purchase most of these products from the same distributors servicing the Company-owned restaurants in order to take advantage of volume discounts. The Company does not derive any income from suppliers or distributors on sales to franchisees. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

ADVERTISING AND MARKETING

     For fiscal 1996, the Company spent 3.1% of restaurant and consumer product sales on advertising and marketing. The Company relies primarily on television, radio, direct mail and print advertising. Through an advertising cooperative fund, the Company prepares regional and local advertising materials and also produces menus and promotional programs for both franchised and Company-owned restaurants.


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

FRANCHISE PROGRAM

     As of September 29, 1996, the Company had 63 franchised Pizzeria Uno restaurants operated by 36 franchisees located in 19 states, the District of Columbia, Puerto Rico and Canada. Historically, franchises were granted on a unit-by-unit basis, rather than by territory. The Company is currently pursuing territory development with franchisees for construction of more than one restaurant over a certain period of time and within a certain geographic area. Additionally, the Company has recently signed its first major international franchise agreement. This agreement stipulates that the Kolon Group, headquartered in Seoul, Korea will open a minimum of ten full-service restaurants in Korea within ten years. See -- "General and Developments During Fiscal Year 1996" and "Restaurant Expansion." The Company intends to aggressively pursue international expansion opportunities and is in continual discussions with existing and prospective franchisees for the development of certain geographic areas and expects to grant additional franchises to qualified applicants with restaurant-related operating experience and requisite financial resources, both domestically and internationally.

     New domestic franchisees are required to pay at the time the development agreement is signed a nonrefundable fee of $10,000 per restaurant committed to be developed. The Company's current franchise agreement also requires franchisees to pay a unit franchise fee of $30,000 per restaurant before signing a franchise agreement for a specific location and a continuing monthly royalty of 5% of restaurant sales. Royalties and franchise fees for international franchises are negotiated on an individual basis. Royalties received by the Company averaged 4.3% of franchised restaurant sales for the fiscal year ended September 29, 1996. The Company has a variable royalty plan that allows royalty rate reductions from contractual rates for those franchised restaurants meeting certain criteria. It is available only to those franchised restaurants that do not achieve minimum sales levels during their first five years of operation in relation to their overall capital investment, including capitalized lease obligations. The minimum royalty rate under the variable royalty plan is 3% and ranges up to 5%. Seven franchised restaurants currently qualify for some degree of royalty rate reduction under the variable royalty plan.

     The Company receives weekly and monthly sales reports from its franchisees and, in addition, conducts test sales audits of all franchisees on an annual basis. Based upon these reports, the Company believes that the average annualized sales for its franchised restaurants in fiscal 1996 was approximately $1.5 million.

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

     The Company guarantees certain limited equipment and leasehold improvement financing to qualified franchisees through an agreement with an unaffiliated finance company. Under this agreement, the Company guarantees financing provided by the finance company to qualified franchisees in the maximum aggregate amount of $1.2 million for all franchisees combined. The Company has also guaranteed up to a maximum of $412,000 of future lease payments in the event of default by specific franchisees.

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

EMPLOYEES

     The Company employed approximately 6,227 persons, 117 of whom were corporate personnel and 324 of whom were field service or restaurant managers or trainees. The remaining employees were restaurant personnel, many of whom were part-time. Of the 117 corporate employees, 64 were in management positions and 53 were general office employees.

     The Company considers its employee relations to be good. None of the Company's employees is covered by collective bargaining agreements except for employees of its three restaurants in urban Chicago who are members of the Hotel Employees and Restaurant Employees International Union of the AFL-CIO, and who are subject to a collective bargaining agreement with the Company through November 30, 1997.

TRADEMARKS

     The Company regards its many trademarks and service marks as having significant value and as being an important factor in the marketing of its products. Its most significant marks include "Uno," "Pizzeria Uno," and "Pizzeria Due." The Company's registrations of its significant marks are subject to renewal at various times from 1998 to 2005. However, the Company intends to renew its registration of such marks prior to expiration. The Company has applied for federal registration of the trademark "Pizzeria Uno . . . Chicago Bar & Grill." The Company's policy is to pursue registration of its marks whenever possible and to oppose strenuously any infringement of its marks. The Company has also initiated efforts toward international trademark registration in support of the Company's plan to expand products and services into international markets. The Company has applied for several trademark registrations in Korea, where the Company has a development agreement with an existing area licensee. See -- "General and Developments During Fiscal Year 1996" and "Restaurant Expansion." In Korea and other countries, the Company has sought registration of a variety of marks, including "Pizzeria Uno" and "Pizzeria Uno...Chicago Bar & Grill."


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

     The Company is subject to the rules and regulations of various federal, state and local health agencies, including the United States Food and Drug Administration (the "FDA") and the United States Department of Agriculture. The FDA specifies standards for nutrition content claims and health claims made in connection with food items offered in the Company's restaurants. The FDA also prescribes the format and content of nutrition information required to appear on labels of certain products, including the Company's line of fresh and frozen items sold through supermarkets and wholesale price clubs.

EXECUTIVE OFFICERS OF THE REGISTRANT


     The executive officers of the Company and their ages are as follows:

                                                                                      DIRECTOR
     NAME               AGE                     TITLE                                   SINCE
     ----               ---                     -----                                   -----

Aaron D. Spencer ...... 65               Chairman and Director                          1979

Craig S. Miller ....... 47               President, Chief Executive                     1985
                                         Officer, Chief Operating
                                         Officer and Director

Robert M. Brown ....... 49               Senior Vice President-                         1987
                                         Finance, Chief Financial
                                         Officer, Treasurer and Director

Alan M. Fox ........... 49               Senior Vice President-                          --
                                         Purchasing, President-Uno
                                         Foods Inc.

William A. Gallucci ... 65               Senior Vice President-                          --
                                         Franchising

Thomas W. Gathers ..... 40               Senior Vice President-                          --
                                         Human Resources and Training

Eugene I. Lee ......... 35               Senior Vice President-                          --
                                         Operations

Damon M. Liever ....... 42               Senior Vice President-                          --
                                         Marketing


     The following is certain additional information concerning each executive officer of the Company. When used below, unless otherwise noted, positions held with the Company include positions held with the Company's predecessors.

     Mr. Spencer, the founder of the Company, has been Chairman since 1986 and previously served as the Company's Chief Executive Officer until September 29, 1996 and as the Company's President until 1986. Mr. Spencer has 31 years of experience in the restaurant industry and was the founder and owner of the predecessor of the Company which operated a chain of 24 Kentucky Fried Chicken franchised restaurants at the time the restaurants were sold.

     Mr. Miller has been President and Chief Operating Officer since 1986. He became Chief Executive Officer on September 30, 1996. From 1984 to 1986, he served as a Vice President and then Executive Vice President of the Company. Prior to joining the Company, Mr. Miller spent 11 years with the General Mills Inc. restaurant subsidiary, including four years in various executive capacities with Casa Gallardo Mexican restaurants and six years with the Red Lobster restaurant chain. Mr. Miller has a total of 29 years of experience in the restaurant industry.


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

     Mr. Fox has been Senior Vice President-Purchasing since October 1990. Also, since 1990, Mr. Fox has been President of Uno Foods Inc., the Company's subsidiary responsible for retail pizza distribution. Mr. Fox served as Senior Vice President- Purchasing and Development from 1989 to 1990, and served as Vice President of Purchasing from 1988 to 1989. Prior to joining the Company, from 1971 to 1988, Mr. Fox served as vice president-purchasing at Worcester Quality Foods, Inc. a wholesale food service distributor. Mr. Fox has a total of 25 years of experience in the restaurant and food service industries.

     Mr. Gallucci has been Senior Vice President-Franchising since October 1994. From 1988 to 1994, he served as Senior Vice President-Operations, and from 1985 to 1988, he served as Vice President-Operations of the Company. Prior to joining the Company, Mr. Gallucci served for 12 years with Magic Pan International, Inc. as a division operations vice president, and prior to that he was employed by Stouffer Corporation for 16 years. Mr. Gallucci has a total of 39 years of experience in the restaurant industry.

     Mr. Gathers has been Senior Vice President-Human Resources and Training since November 1992. Mr. Gathers served as Vice President-Human Resources and Training since August 1990. Prior to joining the Company, Mr. Gathers served in several senior training and development functions with the General Mills Inc. restaurant subsidiary from 1981 to 1990. Mr. Gathers has a total of 20 years of experience in the restaurant industry.

     Mr. Lee has been Senior Vice President-Operations since October 1994. From 1992 to 1994, he served as Vice President-Operations of the Company. From 1988, when he joined the Company, to 1992, Mr. Lee held several operations management positions. Prior to joining the Company, Mr. Lee served for 10 years with the York Steak House division of General Mills, Inc. as an area supervisor. Mr. Lee has a total of 18 years of experience in the restaurant industry.

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

ITEM 2.  PROPERTIES
-------------------

     The Company owns a 30,000 square foot production plant in Brockton, Massachusetts. The production plant produces frozen product for service aboard American Airlines flights, at Pizzeria Uno kiosks in General Cinema theaters, as well as fresh, refrigerated pizzas that are sold at deli counters in approximately 1,000 supermarkets and wholesale price club stores through out New England. This facility provides sufficient capacity to support double the level of sales achieved in fiscal 1996. See "ITEM 1. Other Business Development."

     As of September 29, 1996, the Company leased 76 and owned 16 of the locations for its restaurants. Since fiscal 1992, the Company began selectively purchasing real estate to develop new restaurants where available and when the expected long-term cost of owning the real estate is less than the cost of leasing. A list of Company-owned properties is presented in "ITEM 1. Restaurants Locations". During fiscal 1996, the Company purchased properties in Burlington, VT, Gurnee Mills, IL, and Arvada, CO for which restaurant operations will begin during fiscal 1997. The Company intends to purchase approximately three additional restaurant properties in fiscal 1997.

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

     One of the Company-owned restaurants in Boston, Massachusetts is located on the first floor of a six-story office building owned by Aaron D. Spencer, Chairman of the Company. Mr. Spencer has leased the entire building to the Company pursuant to a five-year lease, ending on March 29, 1997, at a rent of $162,000 per year. The Company is currently negotiating a renewal of this lease. The rent will be increased by 12% of the cost of any improvements to the building made by Mr. Spencer. The Company is responsible for all taxes, utilities, insurance, maintenance and repairs. The lease may be terminated by either the Company or Mr. Spencer upon six months prior notice. If Mr. Spencer or the Company terminates the lease, a new lease between the Company and Mr. Spencer relating only to the restaurant space of the building will become effective immediately. The new lease will have a five-year term with two five-year renewal options. Rent under the new lease will be 6.5% of total restaurant revenues but with a minimum rent, determined by independent appraisal, equal to the fair market rent at the time the new lease becomes effective. The Company currently sublets all but the restaurant space at rents which approximate the $162,000 annual rent that it is obligated to pay Mr. Spencer. Management believes that the terms of both the existing lease and the new lease which will become effective upon termination of the existing lease are comparable to those otherwise available in the real estate market.

     The Company's executive offices are located in two adjacent buildings in West Roxbury, Massachusetts. The first, a three-story building owned by Mr. Spencer, is leased to the Company pursuant to a five-year lease, commencing on March 30, 1987, with options to renew for two additional five-year periods. Rent during the initial term of the lease was $30,000 per year. Currently, the first of the two five-year options has been exercised at a rate of $36,000 per year. During the final option period, rent will be equal to fair market rent, but may not be less than the rent under the lease during the immediately preceding term. The value of any leasehold improvements made by the Company will not be considered in determining fair market value rent. The Company added the third floor to the building. The Company is responsible for all taxes, utilities, insurance, maintenance and repairs. The adjacent facility, a two-story building owned by Mr. Spencer's children, is also leased to the Company pursuant to a 15 year lease commencing on February 1, 1990, with options to renew for three additional five-year periods. Rent during the first five years of the initial term of the lease was $106,800 per year, increasing to $128,160 per year for the next five years, and to $153,792 for the final five years of the initial term of the lease. The Company is responsible for all taxes, utilities, insurance, maintenance and repairs. Rent during any option period will be 120% of the rent for the prior term of the lease. Management believes that the terms of the leases for the two offices are as favorable as otherwise available in the real estate market. With the two buildings, the executive offices currently consist of approximately 25,000 square feet and house the Company's executive, administrative and clerical offices.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     As of November 29, 1996, the Company was not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the Company's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.

                                    PART II
                                    -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

MARKET INFORMATION


     The Company's Common Stock, $.01 par value, is listed on the New York Stock
Exchange under the symbol "UNO." The table below sets forth the range of high and low sales prices on the New York Stock Exchange for the period from October
3, 1994 to September 29, 1996, adjusted to reflect the stock split paid on February 28, 1995:


                                                         COMMON STOCK
                                                             PRICE
                                                        ----------------
                                                        HIGH         LOW
                                                        ----         ---

FISCAL YEAR ENDED OCTOBER 1, 1995
---------------------------------

First Quarter                                          $11.10       $ 9.30
Second Quarter                                         $12.80       $10.10
Third Quarter                                          $12.25       $10.25
Fourth Quarter                                         $10.375      $ 7.75

FISCAL YEAR ENDED SEPTEMBER 29, 1996
------------------------------------

First Quarter                                          S 8.75       $ 6.375
Second Quarter                                         $ 8.125      $ 5.625
Third Quarter                                          $ 7.50       $ 6.50
Fourth Quarter                                         $ 7.75       $ 5.625

NUMBER OF STOCKHOLDERS

     As of September 29, 1996, there were approximately 4,300 beneficial owners of the Company's Common Stock.

DIVIDENDS

     The Company has never paid any cash dividends on its Common Stock and for the foreseeable future intends to continue its policy of retaining earnings to finance the development and growth of the Company. The Board of Directors may reconsider this policy from time to time in light of conditions then existing, including the Company's earnings performance, financial condition and capital requirements. Pursuant to the Company's $50 million unsecured revolving and term credit agreement entered into December 1994, the Company is subject to various financial and operating covenants, including limitations on the payment of cash dividends. The most restrictive limitations, in general, preclude the Company from paying cash dividends, if such payment, when aggregated with certain other payments, would exceed 35% of net income for the then most recent four-quarter period or would cause certain net tangible asset and debt ratios to be exceeded.

     On November 15, 1994, the Board of Directors declared a five-for-four stock split effected in the form of a stock dividend paid in shares of the Company's Common Stock on February 28, 1995 to stockholders of record on February 8, 1995.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                                               Fiscal Year Ended
                                                        --------------------------------------------------------------
                                                         Sept. 29      Oct. 1        Oct. 2       Oct. 3      Sept. 27
                                                          1996          1995          1994         1993         1992
                                                          ----          ----          ----         ----         ----

INCOME STATEMENT DATA:

REVENUES
 Restaurant sales ..................................    $159,581      $146,100      $112,674     $ 98,234     $ 77,500
 Consumer product sales ............................       8,351         8,477         7,418        7,073        3,106
 Franchise income ..................................       4,209         4,129         3,973        3,638        3,507
                                                        --------      --------      --------     --------     --------
                                                         172,141       158,706       124,065      108,945       84,113
                                                        --------      --------      --------     --------     --------

COSTS AND EXPENSES
 Cost of food and beverages ........................      44,064        39,420        30,177       26,024       19,224
 Labor and benefits ................................      51,868        47,377        36,935       32,990       24,912
 Occupancy costs ...................................      26,339        22,925        18,979       17,295       14,492
 Other operating costs .............................      15,890        13,583        10,751        9,166        9,638
 General and administrative ........................      12,155        11,229         9,277        8,233        7,022
 Depreciation and amortization .....................      12,964        10,795         7,655        7,152        5,773
 Asset impairment charge ...........................       3,937
                                                        --------      --------      --------     --------     --------
                                                         167,217       145,329       113,774      100,860       81,061
                                                        --------      --------      --------     --------     --------

OPERATING INCOME ...................................       4,924        13,377        10,291        8,085        3,052

INTEREST AND OTHER EXPENSE .........................      (2,481)       (1,944)         (845)      (1,085)        (150)
                                                        --------      --------      --------     --------     --------

INCOME BEFORE INCOME TAXES .........................       2,443        11,433         9,446        7,000        2,902
 Provision for income taxes ........................         757         4,230         3,690        2,837        1,140
                                                        --------      --------      --------     --------     --------

NET INCOME .........................................    $  1,686      $  7,203      $  5,756     $  4,163     $  1,762
                                                        ========      ========      ========     ========     ========

EARNINGS PER COMMON SHARE ..........................    $   0.13      $   0.58      $   0.51     $   0.37     $   0.16
                                                        ========      ========      ========     ========     ========

WEIGHTED AVERAGE SHARES OUTSTANDING ................      12,756        12,364        11,360       11,291       11,313
                                                        ========      ========      ========     ========     ========

BALANCE SHEET DATA:

Total assets .......................................    $134,945      $125,260      $ 92,153     $ 74,735     $ 68,117
Long-term debt, net of current portion .............      37,085        21,750        17,703        8,167       10,000
Capital lease obligations, net of current portion ..       1,056           749           820          472          474
Shareholders' equity ...............................      77,136        83,127        55,958       49,375       45,090

OPERATING DATA:

SYSTEM-WIDE SALES(a)
 Company-owned .....................................    $151,178      $136,659      $110,272     $ 96,540     $ 77,226
 Franchised ........................................      94,783        91,988        87,706       82,710       77,891
                                                        --------      --------      --------     --------     --------

TOTAL ..............................................    $245,961      $228,647      $197,978     $179,250     $155,117
                                                        ========      ========      ========     ========     ========

AVERAGE RESTAURANT SALES(a)
 Company-owned .....................................    $  1,846      $  1,925      $  1,886     $  1,807     $  1,786
 Franchised ........................................       1,550         1,557         1,489        1,389        1,356



                                                                             Fiscal Year Ended
                                                       ------------------------------------------------------------
                                                       Sept. 29      Oct. 1        Oct. 2       Oct. 3     Sept. 27
                                                        1996          1995          1994         1993        1992
                                                        ----          ----          ----         ----        ----
NUMBER OF RESTAURANTS
Company-owned(b) ....................................     92           87            66           57           51
Franchised(c) .......................................     67           61            61           58           59
                                                         ---          ---           ---          ---          ---
TOTAL AT YEAR END ...................................    159          148           127          115          110
                                                         ===          ===           ===          ===          ===


-----------------------
(a)  Pizzeria Uno full-service restaurants, annualized.
(b) Includes one Mexican restaurant, two Bay Street Grill restaurants and three quick-service Uno units in 1996; one Mexican restaurant, three Bay Street Grill restaurants and four quick-service Uno units in 1995; one Mexican restaurant and two quick-service Uno units in 1994; one Mexican restaurant and one quick-service Uno unit in 1993 and 1992.
(c) Includes four quick-service Uno units in 1996; two quick-service units in 1995, and 1994.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's income statements and operating data for the periods indicated:


                                                        52 Weeks            52 Weeks            52 Weeks
                                                          Ended               Ended               Ended
                                                         9/29/96             10/1/95             10/2/94
                                                         -------             -------             -------
REVENUES:
 Restaurant sales.................................         92.7%               92.1%               90.8%
 Consumer product sales...........................          4.9                 5.3                 6.0
 Franchise income ................................          2.4                 2.6                 3.2
                                                          -----               -----               -----
 Total ..........................................         100.0               100.0               100.0


COSTS AND EXPENSES:
 Cost of food and beverages (1) ..................         26.2                25.5                25.1
 Labor and benefits (1) ..........................         30.9                30.6                30.8
 Occupancy costs (1) .............................         15.7                14.8                15.8
 Other operating costs (1) .......................          9.5                 8.8                 9.0
 General and administrative ......................          7.1                 7.1                 7.5
 Depreciation and amortization(1).................          7.7                 7.0                 6.4
 Asset impairment charge (1)......................          2.3

OPERATING INCOME..................................          2.9                 8.4                 8.3

INTEREST AND OTHER EXPENSE .......................         (1.5)               (1.2)                (.7)
                                                          -----               -----               -----

INCOME BEFORE TAXES...............................          1.4                 7.2                 7.6
Provision for income taxes .......................           .4                 2.7                 3.0
                                                          -----               -----               -----

NET INCOME .......................................          1.0%                4.5%                4.6%
                                                          =====               =====               =====

(1)  Percentage of restaurant and consumer product sales



FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     Total revenues increased 8% to $172.1 million in fiscal 1996 from $158.7 million in the prior year. Company-owned restaurant sales increased 9.2% to $159.6 million due primarily to a 15.4% increase in operating weeks of full-service Pizzeria Uno restaurants resulting from the addition of seven restaurants during the past four quarters. Comparable store sales for the 52 weeks ended September 29, 1996, declined by 1.3%, while average weekly sales, which includes sales at comparable stores as well as new units, were 4.1% below last year.

     Consumer product sales declined slightly to $8.4 million from $8.5 million in fiscal 1995. Sales to American Airlines declined by approximately 25% during fiscal 1996, due probably to a reduction of the number of flights on which food service is offered. This sales decline was mostly offset by new business within the frozen products and contract food service categories, and modest growth in sales volumes for existing customers in the fresh refrigerated segment.

     Franchise income increased 1.9% to $4.2 million in fiscal 1996 from $4.1 million the prior year. Royalty income increased 1% in fiscal 1996, as average weekly sales increased by .2% and operating weeks increased by 3.4%, resulting from five new full-service restaurants opened during the past twelve months. Initial franchise fees totaled $162,500 for fiscal 1996 compared to $125,000 in fiscal 1995.

     Cost of food and beverages as a percentage of restaurant and consumer product sales increased to 26.2% for fiscal 1996 from 25.5% the prior year. This percentage cost increase primarily reflects substantially higher cheese costs, but also reflects changes in menu products and menu pricing intended to enhance customers' value perception.

     Labor and benefits as a percentage of restaurant and consumer product sales increased slightly to 30.9% for fiscal 1996 from 30.6% the prior year, principally due to additional training costs associated with the introduction of a revised menu during the first half of the fiscal year. Labor costs as a percentage of restaurant and consumer product sales for the last six months of fiscal year 1996 were virtually flat compared to the last half of fiscal year 1995.

     Occupancy costs as a percentage of restaurant and consumer product sales increased to 15.7% for fiscal 1996 from 14.8% the prior year, primarily due to lower sales levels at comparable stores and new units.

     Other operating costs increased as a percentage of restaurant and consumer product sales to 9.5% for fiscal 1996 from 8.8% the prior year, due to higher advertising expenditures and the effect of lower sales levels at comparable stores and new units.

     General and administrative expenses as a percentage of total revenues for fiscal year 1996 remained unchanged from fiscal 1995 at 7.1%.

     Depreciation and amortization expense as a percentage of restaurant and consumer product sales increased to 7.7% for fiscal 1996 from 7% the prior year, due to increased capital expenditures for facility renovations and the effect of lower sales levels at comparable stores and new units.

     The Company's operating income of $4.9 million includes a charge for asset impairment of $3.9 million in connection with the adoption of SFAS 121 during the second fiscal quarter in 1996. The Company recorded this write-down for three Uno Pizza Takery's, one full-service Pizzeria Uno unit and a partial write-down of its investment in three Bay Street Grill units. The write-down represents non-cash adjustments made to reduce assets to net realizable value for each of these restaurants. Operating income, exclusive of the asset impairment charge, was $8.8 million which represents an operating margin of 5.3% for fiscal year 1996. Fiscal year 1995 operating income was $13.4 million, which represents an operating margin of 8.4%. The decline in operating income and operating margin in fiscal 1996, is due to lower sales levels at comparable stores and new units, as well as the cost factors mentioned above.

     Other expense increased to $2,481,000 or 1.5% as a percentage of total revenues in fiscal 1996 from $1,944,000 or 1.2% of total revenues in the prior year. This increase was principally due to higher interest expense associated with the increased level of debt used to fund the Company's expansion plan and its ownership of an increasing number of restaurant properties.

     The effective income tax rate declined to 31% for fiscal 1996 from 37% in fiscal 1995, primarily due to the impact of tax credits, which remained stable from fiscal 1995, being applied against a lower pre-tax base.



FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

     Total revenues increased 28% to $158.7 million in fiscal 1995 from $124.1 million the prior year. Company-owned restaurant sales increased 29.7% to $146.1 million due primarily to a 21.4% increase in operating weeks of full-service Pizzeria Uno restaurants resulting from the addition of 16 restaurants during the fiscal year, as well as the purchase of three Bay Street Grill restaurants in December 1994. The increase in restaurant sales was also due to a 3.3% increase in comparable store sales for the 52 weeks ended October 1, 1995.

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

LIQUIDITY AND SOURCES OF CAPITAL


     The following table (000's omitted) presents a summary of the Company's cash flows for fiscal 1996.

Net cash provided by operating activities.......                     $ 18,549
Net cash used in investing activities...........                      (22,765)
Net cash provided by financing activities.......                        4,739
                                                                     --------
Increase in cash ...............................                     $    523
                                                                     ========

     Historically, the Company has leased most of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from operating cash flow, equity offerings and from the issuance of senior, unsecured notes and short-term borrowing under revolving lines of credit. During fiscal 1996, the Company's investment in property, equipment and leasehold improvements was $22.9 million.

     The Company opened seven restaurants during fiscal 1996 and currently plans to open up to eight restaurants in fiscal 1997. The Company expects that the average cash investment required to open a full-service Pizzeria Uno restaurant, excluding land and pre-opening costs, will be approximately $1.6 million.

     As of September 29, 1996, the Company had outstanding indebtedness of $37.1 million under its $50 million unsecured revolving credit facility and $1.2 million in capital lease obligations. The current revolving credit facility will convert to a three year term loan in December 1997. Advances under the revolving credit facility will accrue interest at either the bank's prime rate plus .25%, or alternatively, at 100-175 basis points above LIBOR. The Company anticipates using the revolving credit facility in the future for the development of additional restaurants, and for working capital needs. During fiscal 1996, the Company made its final payment on its $10 million senior unsecured notes.

     The Company is currently negotiating a mortgage commitment for four of its Company-owned restaurant properties. This commitment is for $5,000,000, at a fixed interest factor of 8.75% for a 15 year term. The Company anticipates this transaction to close in late December or early January 1997.

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

     In October 1995, the Board of Directors of the Company authorized the repurchase of up to a total of 1.5 million shares of the Company's Common stock in the market from time to time during the subsequent six months. This superseded the Board of Directors' previous authorization in July 1995 for the repurchase of up to a total of 500,000 shares of the Company's Common Stock. As of November 29, 1996, the Company had repurchased the total of 1.5 million shares of Common Stock at an average price of $7.05 per share.

     The Company believes that existing cash balances, cash generated from operations and borrowings under its revolving line of credit will be sufficient to satisfy the Company's working capital and capital expenditure requirements through fiscal 1997.

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

FORWARD-LOOKING INFORMATION

     Certain information in this Annual Report on Form 10-K including, but not limited to, statements found in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," maybe forward-looking statements. Actual results might differ materially from those projected in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Company's ability to open new restaurants and operate new and existing restaurants profitably, which will depend upon a number of factors including the availability of suitable sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the hiring, training and retaining of skilled management, and the availability of adequate financing; changes in local, regional and national economic conditions, especially economic conditions in the areas in which the Company's restaurants are concentrated; increasingly intense competition in the restaurant industry; changes in consumer tastes and eating habits; increases in food, labor, employee benefits and similar costs; and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission and the more detailed factors discussed in the Company's Registration Statement on Form S-2 (Reg. No. 33-59193).

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

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

                                     PART IV
                                     -------



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------


(a) 1.  INDEX TO FINANCIAL STATEMENTS
        -----------------------------
                                                                          Page
                                                                          ----

         Report of Independent Auditors ...........................        35
         Consolidated Balance Sheets -- September 29, 1996 and
          October 1, 1995 .........................................        36
         Consolidated Statements of Income -- Years ended
          September 29, 1996, October 1, 1995, and
          October 2, 1994 .........................................        37
         Consolidated Statements of Shareholders' Equity --
          Years ended September 29, 1996, October 1, 1995, and
          October 2, 1994 .........................................        38
         Consolidated Statements of Cash Flows -- Years ended
          September 29, 1996, October 1, 1995, and
          October 2, 1994 .........................................        39
         Notes to Consolidated Financial Statements ...............        40

    2.  FINANCIAL STATEMENT SCHEDULES
        -----------------------------

            All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    3.  EXHIBITS
        --------

          (3)  Articles of Incorporation and By-laws.
               -------------------------------------

          (a)  Restated Certificate of Incorporation, as amended, filed as
               Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1995 (the "April 2, 1995 Form 10-Q").*

          (b)  By-laws filed as Exhibit 3.2 to the April 2, 1995 Form 10-Q.*

          (4)  Instruments Defining the Rights of Security Holders, including
               --------------------------------------------------------------
               Indentures.
               ----------

          (a) Specimen Certificate of Common Stock filed as Exhibit 4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (the "1991 Annual Report on Form 10-K").*

          (b) Note Purchase Agreement dated as of June 1, 1990 between the Company, Uno Restaurants, Inc., Connecticut General Life Insurance Company, CIGNA Property and Casualty Insurance Company on behalf of one or more separate accounts, Insurance Company of North America and Life Insurance Company of North America, filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1990,* and First Amendment to Note Purchase Agreement dated as of July 31, 1991, filed as
               Exhibit 4(b) to the 1991 Annual Report on Form 10-K,* and Second Amendment to Note Purchase Agreement dated as of April 30, 1992, filed as Exhibit 4(b) to the 1992 Annual Report on Form 10-K,* and Third Amendment to Note Purchase Agreement dated as of February 15, 1993, filed as Exhibit 4(b) to the 1993 Annual Report on Form 10-K.*

          (10) Material Contracts.
               ------------------

          (a) Lease between the Company and Aaron D. Spencer dated March 30, 1987 for premises in West Roxbury, Massachusetts, filed as
               Exhibit 10.2 to the Registration Statement on Form S-1 (Registration No.33-13100)(the "1987 Registration Statement").*

          (b) Lease between the Company and Aaron D. Spencer dated March 30, 1987 for premises in Boston, Massachusetts, filed as Exhibit 10.3 to the 1987 Registration Statement.*

          (c) Lease between Uno Restaurants, Inc. and Lisa S. Cohen and Mark N. Spencer dated February 1, 1990 for premises in West Roxbury, Massachusetts, filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (the "1990 Annual Report on Form 10- K").*

          (d)  Form of Franchise Agreement and Area Franchise Agreement.

          (e) Uno Restaurant Corporation 1987 Employee Stock Option Plan, as amended, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on February 22, 1994.* **

          (f) Uno Restaurant Corporation 1989 Non-Qualified Stock Option Plan for Non- Employee Directors, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on February 8, 1995.* **

          (g) Uno Restaurant Corporation 1993 Non-Qualified Stock Option Plan for Non- Employee Directors, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on March 2, 1993.* **

          (h) Form of Indemnification Agreement between the Company and its Directors filed as Exhibit 10.6 to the 1987 Registration Statement.* **

          (I) Variable Royalty Plan for Franchises, filed as Exhibit 10(l) to the 1991 Annual Report on Form 10-K.*

          (j) $50,000,000 Revolving Credit and Term Loan Agreement dated as of December 9, 1994 by and among Uno Restaurants, Inc., as Borrower, Uno Foods Inc., Pizzeria Uno Corporation, URC Holding Company, Inc. and Uno Restaurant Corporation, as Guarantors, and Fleet Bank of Massachusetts, N.A. as Agent (without exhibits) filed as
               Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994 (the "1994 Annual Report on Form 10-K"),* and First Amendment to Revolving Credit and Term Loan Agreement dated as of January 30, 1995, and Second Amendment to Revolving Credit and Term Loan Agreement dated as of November 7, 1995 filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995 (the "1995 Annual Report on Form 10-K"),* and the Third Amendment to Revolving Credit and Term Loan Agreement dated as of March 29, 1996.

          (k) Interest Rate Swap Agreement between Fleet Bank of Massachusetts, N.A. and Uno Restaurants, Inc. Dated October 25, 1995, filed as
               Exhibit 10(k) to the 1995 Annual Report on Form 10-K.*

          (l) Note between the Company and Craig S. Miller dated January 23, 1996. **

          (m) Change in Control Protection Agreements dated January 6, 1994 between Uno Restaurant Corporation and each of its named executive officers, Mr. Spencer, Mr. Miller, Mr. Brown, Mr. Fox and Mr. Gallucci filed as Exhibit 10(r) to the 1994 Annual Report on Form 10-K.* **

          (n) Master Lease-Purchase Agreement between ORIX Credit Alliance, Inc., as Lessor, and Massachusetts Industrial Finance Agency, as Lessee, dated April 19, 1994, and Master Sublease-Purchase Agreement between Massachusetts Industrial Finance Agency, as Sublessor, and Uno Foods Inc. as Sublessee, dated April 19, 1994 filed as Exhibit 10(s) to the 1994 Annual Report on Form 10-K.*.

          (11) Statement Re: Computation of Per Share Earnings

          (21) Subsidiaries of the Registrant

          (23) Consent of Ernst & Young LLP, Independent Auditors

          (27) Financial Data Schedule

[FN]
---------------
* In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

** Management Contract

(b)     REPORTS ON FORM 8-K
        -------------------

          During the fiscal quarter ended September 29, 1996, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)      Uno Restaurant Corporation
            --------------------------------------


By (Signature and Title)                  /s/ Robert M. Brown
                                          --------------------------------------
                                          Robert M. Brown, Senior Vice President

Date  December 20, 1995
      -----------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



By (Signature and Title)              /s/ Aaron D. Spencer
                                      ------------------------------------------
                                      Aaron D. Spencer,
                                      Chairman and Director
Date  December 20, 1996
      -----------------


By (Signature and Title)              /s/ Craig S. Miller
                                      ------------------------------------------
                                      Craig S. Miller,
                                      President, Chief Executive Officer, Chief
                                      Operating Officer and Director
Date  December 20, 1996
      -----------------


By (Signature and Title)              /s/ Robert M. Brown
                                      ------------------------------------------
                                      Robert M. Brown,
                                      Treasurer, Senior Vice President-Finance,
                                      Chief Financial Officer and Director
Date  December 20, 1996
      -----------------


By (Signature and Title)              /s/ John T. Gerlach
                                      ------------------------------------------
                                      John T. Gerlach, Director
Date  December 20, 1996
      -----------------


By (Signature and Title)              /s/ S. James Coppersmith
                                      ------------------------------------------
                                      S. James Coppersmith, Director
Date  December 20, 1996
      -----------------


By (Signature and Title)              /s/ Stephen J. Sweeney
                                      ------------------------------------------
                                      Stephen J. Sweeney, Director
Date  December 20, 1996
      -----------------


By (Signature and Title)              /s/ James F. Carlin
                                      ------------------------------------------
                                      James F. Carlin, Director
Date  December 20, 1996
      -----------------

                         Report of Independent Auditors


The Board of Directors
Uno Restaurant Corporation


We have audited the accompanying consolidated balance sheets of Uno Restaurant Corporation and subsidiaries (the Company) as of September 29, 1996 and October 1, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uno Restaurant Corporation and subsidiaries at September 29, 1996 and October 1, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 29, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in fiscal year 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."




November 1, 1996

                   Uno Restaurant Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                SEPTEMBER 29      OCTOBER 1
                                                  1996              1995
                                                ---------------------------
                                                       (In thousands)

ASSETS
Current assets:
   Cash                                           $  1,828        $  1,305
   Royalties receivables                               710             725
   Consumer product receivable                         322             567
   Inventory                                         2,333           2,226
   Deferred pre-opening costs                          470           1,253

   Prepaid expenses and other assets                 2,267           2,221
                                                ----------------------------
Total current assets                                 7,930           8,297

Property, equipment and leasehold
   improvements, net                               120,510         112,498

Deferred income taxes                                3,613           1,151

Liquor licenses and other assets                     2,892           3,314






                                                ----------------------------

                                                  $134,945        $125,260
                                                ============================



                                                     SEPTEMBER 29      OCTOBER 1
                                                        1996              1995
                                                    -----------------------------
                                                    (Dollar amounts in thousands,
                                                          except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $  6,009         $  6,238
   Accrued expenses                                       5,163            3,913
   Accrued compensation and taxes                         2,187            2,231
   Income taxes payable                                   1,581              126
   Current portions of long-term debt and
     capital lease obligations                              178            3,404
                                                    -----------------------------
   Total current liabilities                             15,118           15,912

Long-term debt, net of current portion                   37,085           21,750
Capital lease obligations, net of current portion         1,056              749

Other liabilities                                         4,550            3,722

Commitments and contingencies

Shareholders' equity:
   Preferred Stock, $1.00 par value, 1,000,000
     shares authorized, no shares issued or
     outstanding
   Common Stock, $.01 par value, 25,000,000
     shares authorized, 13,697,526 shares in
     1996 and 13,682,270 shares in 1995 issued              137              137
   Additional paid-in capital                            53,509           53,433
   Retained earnings                                     34,143           32,457
                                                    -----------------------------
                                                         87,789           86,027
   Treasury Stock (1,500,000 shares in 1996 and
     358,100 shares in 1995, at cost)                   (10,653)          (2,900)
                                                    -----------------------------
Total shareholders' equity                               77,136           83,127
                                                    -----------------------------

                                                       $134,945         $125,260
                                                    =============================

See accompanying notes.

                   Uno Restaurant Corporation and Subsidiaries


                                    Consolidated Statements of Income


                                                                            YEAR ENDED
                                                        -------------------------------------------------
                                                        SEPTEMBER 29        OCTOBER 1          OCTOBER 2
                                                            1996              1995               1994
                                                        -------------------------------------------------
                                                                  (Amounts in thousands, except
                                                                         per share data)

Revenues:
   Restaurant sales                                        $159,581          $146,100            $112,674
   Consumer product sales                                     8,351             8,477               7,418
   Franchise income                                           4,209             4,129               3,973
                                                        -------------------------------------------------
                                                            172,141           158,706             124,065

Costs and expenses:
   Cost of food and beverages                                44,064            39,420              30,177
   Labor and benefits                                        51,868            47,377              36,935
   Occupancy costs                                           26,339            22,925              18,979
   Other operating costs                                     15,890            13,583              10,751
   General and administrative                                12,155            11,229               9,277
   Depreciation and amortization                             12,964            10,795               7,655
   Asset impairment charge                                    3,937
                                                        -------------------------------------------------
                                                            167,217           145,329             113,774
                                                        -------------------------------------------------
Operating income                                              4,924            13,377              10,291

Other income (expense):
   Interest expense                                          (2,358)           (1,924)             (1,147)
   Other income (expense)                                      (123)              (20)                302
                                                        -------------------------------------------------
                                                             (2,481)           (1,944)               (845)
                                                        -------------------------------------------------
Income before income taxes                                    2,443            11,433               9,446

Provision for income taxes                                      757             4,230               3,690
                                                        -------------------------------------------------

Net income                                                 $  1,686          $  7,203            $  5,756
                                                        =================================================

Earnings per common share                                  $    .13          $    .58            $    .51
                                                        =================================================

Weighted-average number of common shares                     12,756            12,364              11,360
                                                        =================================================



See accompanying notes.

                   Uno Restaurant Corporation and Subsidiaries


                                        Consolidated Statements of Shareholders' Equity



                                                    COMMON STOCK           ADDITIONAL
                                            -----------------------------   PAID-IN       RETAINED      TREASURY
                                                SHARES        AMOUNT        CAPITAL       EARNINGS       STOCK         TOTAL
                                            --------------------------------------------------------------------------------------
                                                                           (Amounts in thousands)

Balance at October 3, 1993                       8,976         $ 90         $29,787        $19,498                     $49,375
   Net income                                                                                5,756                       5,756
   Exercise of stock options                        96            1             712                                        713
   Tax benefit from exercise of
     nonqualified stock options                                                 114                                        114
                                            --------------------------------------------------------------------------------------
Balance at October 2, 1994                       9,072           91          30,613         25,254                      55,958
   Net income                                                                                7,203                       7,203
   Five-for-four stock split                     2,275           23             (23)
   Sale of Common Stock, net of offering
     costs                                       2,300           23          22,541                                     22,564
   Exercise of stock options                        35                          226                                        226
   Purchase of Treasury Stock                                                                           $ (2,900)       (2,900)
   Tax benefit from exercise of
     nonqualified stock options                                                  76                                         76
                                            --------------------------------------------------------------------------------------
Balance at October 1, 1995                      13,682          137          53,433         32,457        (2,900)       83,127
   Net income                                                                                1,686                       1,686
   Exercise of stock options                        16                           63                                         63
   Purchase of Treasury Stock                                                                             (7,753)       (7,753)
   Tax benefit from exercise of
      nonqualified stock options                                                 13                                         13
                                            --------------------------------------------------------------------------------------

Balance at September 29, 1996                   13,698         $137         $53,509        $34,143      $(10,653)      $77,136
                                            ======================================================================================


See accompanying notes.

                   Uno Restaurant Corporation and Subsidiaries


                                           Consolidated Statements of Cash Flows



                                                                                       YEAR ENDED
                                                                   -------------------------------------------------
                                                                   SEPTEMBER 29        OCTOBER 1           OCTOBER 2
                                                                       1996              1995                 1994
                                                                   -------------------------------------------------
OPERATING ACTIVITIES                                                                (In thousands)

Net income                                                          $  1,686           $  7,203            $  5,756
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                                    13,064             10,896               7,765
     Deferred income taxes                                            (2,462)               291                 547
     Provision for deferred rent                                         688                637                 462
     (Gain) loss on disposal of equipment                                 19                (28)               (321)
     Asset impairment charge                                           3,937
     Changes in operating assets and liabilities, net of
       effects from business acquisitions:
         Royalties receivable                                             15               (172)                (77)
         Inventory                                                      (107)              (482)               (429)
         Prepaid expenses and other assets                              (783)            (3,736)               (960)
         Accounts payable and other liabilities                        1,037              2,055               1,948
         Income taxes payable                                          1,455               (528)               (229)
                                                                   -------------------------------------------------
Net cash provided by operating activities                             18,549             16,136              14,462

INVESTING ACTIVITIES
Additions to property, equipment and leasehold
  improvements                                                       (22,909)           (39,864)            (22,170)
Proceeds from sale of fixed assets                                       144                 42               2,529
Purchase of business, net of cash acquired                                                 (316)             (4,800)
                                                                   -------------------------------------------------
Net cash used in investing activities                                (22,765)           (40,138)            (24,441)

FINANCING ACTIVITIES
Proceeds from revolving line of credit                                53,103             60,950              39,895
Principal payments on debt and capital lease
  obligations                                                        (40,687)           (56,570)            (30,780)
Issuance of Common Stock                                                                 22,564
Purchase of Treasury Stock                                            (7,753)            (2,900)
Exercise of stock options                                                 76                302                 827
                                                                   -------------------------------------------------
Net cash provided by financing activities                              4,739             24,346               9,942
                                                                   -------------------------------------------------
Increase (decrease) in cash                                              523                344                 (37)
Cash at beginning of year                                              1,305                961                 998
                                                                   -------------------------------------------------

Cash at end of year                                                 $  1,828           $  1,305            $    961
                                                                   =================================================



See accompanying notes.

                   Uno Restaurant Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                       September 29, 1996, October 1, 1995
                               and October 2, 1994



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company owns and operates 86 Pizzeria Uno casual dining, full-service restaurants primarily from New England to Virginia, as well as, Florida, Chicago and Denver, and franchises 63 units in 19 states, the District of Columbia, Puerto Rico and Canada. The Company also operates two Bay Street seafood restaurants, a Mexican restaurant in Chicago, several take-out and quick-serve Uno units in test, and a refrigerated and frozen consumer foods division. The consumer foods business supplies American Airlines, movie theaters and supermarket and wholesale club chains in the Northeast with both frozen and refrigerated Pizzeria Uno brand products, as well as certain private label products.

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

                   Uno Restaurant Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION--FRANCHISE FEES

The Company defers franchise fees until the franchisee opens the restaurant and all services have been substantially performed; at that time, the entire amount of the fee is recorded as income. Royalty income is recorded as earned based on rates provided by the respective franchise agreements. Expenses related to franchise activities amounted to approximately $3,409,000, $1,889,000 and $1,427,000 in fiscal years 1996, 1995 and 1994, respectively.


A summary of full-service franchise unit activity is as follows:


                                                                     YEAR ENDED
                                                     ------------------------------------------
                                                     SEPTEMBER 29      OCTOBER 1      OCTOBER 2
                                                         1996            1995           1994
                                                     ------------------------------------------

Units operating at beginning of year                      59              59             58
Units opened                                               5               5              5
Units closed                                              (1)             (5)            (1)
Units converted to Company-owned units                                                   (3)
                                                     ------------------------------------------

Units operating at end of year                            63              59             59
                                                     ==========================================


PRE-OPENING COSTS

Pre-opening costs consist principally of labor costs associated with the hiring and training of operating personnel and food and beverage costs. These costs are deferred until the restaurants open and are amortized over 12 months from that point using the straight-line method.

INCOME TAXES

Deferred income taxes are determined utilizing the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                   Uno Restaurant Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER COMMON SHARE

Earnings per common share amounts are calculated based upon the weighted-average number of shares outstanding, giving effect to the dilutive effect of stock options. Average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes thereto are based on the increased number of shares, giving retroactive effect to the five-for-four stock split in fiscal year 1995.

STOCK-BASED EMPLOYEE COMPENSATION

During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument. FAS 123 allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company intends to continue to measure compensation cost following the principals of APB Opinion No. 25 and will therefore be required to present pro forma disclosures of net income and earnings per share as if the fair value-based method has been applied beginning in fiscal 1997.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from those estimates.

                   Uno Restaurant Corporation and Subsidiaries

2.  IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), in the second quarter of fiscal 1996. A pre-tax charge of $3.9 million was recorded to adjust the carrying value of those assets identified as impaired. The charge consisted of $1 million for three Uno Pizza Takerys, $1.6 million for one full-service Uno restaurant and $1.3 million for certain assets of three Bay Street restaurants. The assets written down include the Bay Street trademark and leasehold improvements and equipment of the aforementioned stores. Based upon first quarter operating and cash flow results, management believed that these units would likely continue to generate cash flow losses and therefore reduced the carrying value of the impaired assets to fair market value.

3.  BUSINESS ACQUISITIONS AND DISPOSITIONS

In December 1994, the Company completed an agreement with Bay Street Restaurants, Inc. to purchase the net assets of three restaurants located in Illinois, New Jersey and Pennsylvania. This acquisition was accounted for under the purchase method of accounting. The results of operations of the acquired company prior to the dates of acquisition would not have a material impact on the consolidated results of operations in fiscal years 1995 and 1994.

During 1995, the Company assigned its leasehold interest in its Fairview Heights, Illinois restaurant to an unaffiliated party in exchange for the leasehold interest in that unaffiliated party's restaurant located in Orlando, Florida. The Company recorded the transaction at fair market value and wrote off the net book value of equipment no longer usable.

On November 8, 1993, the Company sold to a franchisee for $2,500,000 a Pizzeria Uno restaurant in Lake Buena Vista, Florida and recorded a gain of $312,000, which was included in other income in fiscal year 1994.

                   Uno Restaurant Corporation and Subsidiaries

4.  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS


Property, equipment and leasehold improvements consist of the following:


                                                             SEPTEMBER 29        OCTOBER 1
                                                                 1996              1995
                                                             -----------------------------
                                                             (In thousands)

Land                                                           $ 14,796          $ 11,093
Buildings                                                        22,037            18,056
Equipment                                                        45,690            42,430
Leasehold improvements                                           82,013            74,011
Construction in progress                                          2,120             3,263
                                                             -----------------------------
                                                                166,656           148,853
Less allowances for depreciation and amortization                46,146            36,355
                                                             -----------------------------

                                                               $120,510          $112,498
                                                             =============================


5.  RELATED-PARTY TRANSACTIONS

The Company leases three buildings from its principal shareholder for a restaurant and for corporate office space. Rent expense in the amount of approximately $446,000 was charged to operations in each of the fiscal years presented. The Company believes that the terms of these leases approximate fair rental value.

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

6.  LEASES

The Company conducts the majority of its operations in leased facilities, which are accounted for as capital or operating leases. The leases typically provide for a base rent plus real estate taxes, insurance and other expenses, plus additional contingent rent based upon revenues of the restaurant. Contingent rent amounted to $956,000, $1,017,000 and

                   Uno Restaurant Corporation and Subsidiaries

6.  LEASES (CONTINUED)


$981,000 in fiscal years 1996, 1995 and 1994, respectively. At September 29,
1996, the minimum rental commitments under all noncancelable capital and operating leases with initial or remaining terms of more than one year are as follows:


                                                                     CAPITAL            OPERATING
FISCAL YEAR                                                           LEASES              LEASES
-----------                                                        ------------------------------
                                                                            (In thousands)

1997                                                                   $  260           $  9,256
1998                                                                      260              9,215
1999                                                                      260              9,024
2000                                                                      223              8,938
2001                                                                       75              9,009
Thereafter                                                              1,251             83,768
                                                                   ------------------------------

                                                                        2,329           $129,210
Less amount representing interest                                       1,095         ===========
                                                                   -------------
Present value of net minimum lease payments                             1,234
Less current portion of obligation under capital leases                   178
                                                                   -------------

Long-term obligation under capital leases                              $1,056
                                                                   =============


Total expenses for all leases were as follows:


                                          CAPITAL
                   CAPITAL LEASE        LEASE ASSET       OPERATING LEASE
FISCAL YEAR          INTEREST          AMORTIZATION           RENTALS
-----------        ------------------------------------------------------
                                       (In thousands)

1996                  $84                 $118                $13,061
1995                   63                   71                 11,509
1994                   51                   58                 10,193


Certain operating lease agreements contain free rent inducements and scheduled rent increases which are being amortized over the terms of the agreements, ranging from 15 to 20 years, using the straight-line method. The deferred rent liability, included in other liabilities, amounted to $3,984,000 at September 29, 1996 and $3,296,000 at October 1, 1995.

                   Uno Restaurant Corporation and Subsidiaries

7.  FINANCING ARRANGEMENTS


Long-term debt consists of the following:

                                                        SEPTEMBER 29    OCTOBER 1
                                                            1996          1995
                                                      ----------------------------
                                                      (In thousands)

Revolving credit and note agreement                       $37,085       $21,750

 10.22% senior notes payable to Cigna Insurance
   Company                                                                3,333
                                                      ----------------------------
                                                           37,085        25,083
Less current portion                                                      3,333
                                                      ----------------------------

                                                          $37,085       $21,750
                                                      ============================


The Company has a $50,000,000 unsecured revolving line of credit which converts to a three-year term loan in December 1997. The Company is entitled to borrow, at its discretion, amounts which accrue interest at variable rates based on either the LIBOR or prime rate. At September 29, 1996, interest on outstanding borrowings ranged from 6.95% to 8.50%. A commitment fee of approximately .36% is accrued on unused borrowings under the credit agreement. The note agreements contain certain financial and operating covenants, including maintenance of certain levels of net worth and income.

In October 1995, the Company entered into a five-year interest rate swap agreement to convert a portion of its floating rate debt to a fixed-rate basis, thereby reducing the potential impact of interest rate increases on future income. The notional amount of this interest rate swap agreement was $20 million and the fixed swap rate was 6.04%. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The Company estimates that the fair market value of its interest rate swap at September 29, 1996 is $286,000 based upon information provided by the other party to the swap.

The Company made cash payments of interest of $2,845,000, $2,445,000 and $1,465,000 during fiscal years 1996, 1995 and 1994, respectively. The Company capitalized interest during the construction period of newly constructed restaurants amounting to $290,000 in fiscal year 1996, $509,000 in fiscal year 1995 and $228,000 in fiscal year 1994 and included those amounts in leasehold improvements.

                   Uno Restaurant Corporation and Subsidiaries

7.  FINANCING ARRANGEMENTS (CONTINUED)

The Company has an outstanding letter of credit in the amount of $137,500 at September 29, 1996, which expires in December 1996. The Company provides certain limited lease financing to qualified franchisees through an agreement with an unaffiliated finance company. The Company's maximum guarantee under the agreement was $1,196,000 at September 29, 1996. The Company has also guaranteed up to a maximum of $412,000 of future lease payments in the event of default by specific franchisees.

8.  COMMON STOCK TRANSACTIONS

On November 15, 1994, the Board of Directors of the Company declared a five-for-four stock split payable to shareholders on February 28, 1995. In the third quarter of fiscal 1995, the Company issued 2.3 million shares of common stock in exchange for $22.6 million raised through a secondary common stock offering.

In July 1995, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock, of which 358,100 shares were purchased in fiscal 1995. In October 1995, the Board of Directors increased its authorization to purchase up to 1.5 million shares of the Company's stock, of which the balance of 1,141,900 shares were purchased in fiscal 1996.

9.  PREPAID EXPENSES AND OTHER ASSETS


Prepaid expenses and other current assets consist of the following:


                                          SEPTEMBER 29       OCTOBER 1
                                             1996              1995
                                         ------------------------------
                                         (In thousands)

Prepaid insurance                           $  422            $  821
Prepaid rent                                   328               359
Product rebates receivable                     342               154
Prepaid operating costs                        213               233
Other accounts receivable                      962               654
                                         ------------------------------

                                            $2,267            $2,221
                                         ==============================

                   Uno Restaurant Corporation and Subsidiaries

10.  ACCRUED EXPENSES


Accrued expenses consist of the following:

                                         SEPTEMBER 29         OCTOBER 1
                                             1996               1995
                                        --------------------------------
                                        (In thousands)

Accrued rent                               $1,379             $1,290
Accrued insurance                             962                778
Accrued utilities                             768                616
Accrued vacation                              489                330
Other                                       1,565                899
                                        --------------------------------

                                           $5,163             $3,913
                                        ================================


11.  EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Savings and Employee Stock Ownership Retirement Plan (the Plan) for all of its eligible employees. The Plan is maintained in accordance with the provisions of Section 401(k) of the Internal Revenue Code and allows all employees with at least six months of service to make annual tax-deferred voluntary contributions up to 15% of their salary. Under the Plan, the Company matches a specified percentage of the employees contributions, subject to certain limitations, and makes annual discretionary contributions of the Company's Common Stock. Total contributions made to the plans were $161,000, $153,000 and $110,000 in fiscal years 1996, 1995 and 1994, respectively.

The Company sponsors a Deferred Compensation Plan which allows officers to defer up to 20% of their annual compensation. These assets are placed in a "rabbi trust" and are presented as assets of the Company in the accompanying balance sheet as they are available to the general creditors of the Company in the event of the Company's insolvency. The related liability of $566,000 at September 29, 1996 and $426,000 at October 1, 1995 is included in other liabilities in the accompanying balance sheet. Deferred compensation expense in the amounts of $140,000 and $173,000 were recorded in fiscal years 1996 and 1995, respectively.

                   Uno Restaurant Corporation and Subsidiaries

12.  INCOME TAXES


Deferred taxes are attributable to the following temporary differences:


                                               SEPTEMBER 29       OCTOBER 1
                                                   1996             1995
                                              ------------------------------
                                              (In thousands)

Deferred tax assets:
   Deferred rent                                 $1,604             $1,337
   Asset impairment charge                        1,123
   Accrued expenses                                 715                204
   Franchise fees                                   148                100
   Depreciation                                     123                 38
   Other                                            261                267
                                              ------------------------------
Total deferred tax assets                         3,974              1,946

Deferred tax liabilities:
   Deferred pre-opening costs                       243                484
   Prepaid insurance                                 55                232
   Royalty fee                                       63                 79
                                              ------------------------------
Total deferred tax liabilities                      361                795
                                              ------------------------------

Net deferred tax assets                          $3,613             $1,151
                                              ==============================

                   Uno Restaurant Corporation and Subsidiaries

12.  INCOME TAXES (CONTINUED)


The provision (credit) for income taxes consisted of the following:


                                                                           YEAR ENDED
                                                       -------------------------------------------------
                                                        SEPTEMBER 29        OCTOBER 1          OCTOBER 2
                                                            1996              1995               1994
                                                       -------------------------------------------------
                                                                         (In thousands)

Current:
   Federal                                                $ 2,532            $3,098              $2,536
   State                                                      687               841                 607
                                                       -------------------------------------------------
                                                            3,219             3,939               3,143
Deferred:
   Federal                                                 (1,995)              228                 243
   State                                                     (467)               63                 304
                                                       -------------------------------------------------
                                                           (2,462)              291                 547
                                                       -------------------------------------------------

Income tax expense                                        $   757            $4,230              $3,690
                                                       =================================================


A reconciliation of the effective tax rates with the federal statutory rates is as follows:

                                                                           YEAR ENDED
                                                       -------------------------------------------------
                                                        SEPTEMBER 29        OCTOBER 1          OCTOBER 2
                                                            1996              1995               1994
                                                       -------------------------------------------------

Federal statutory rate                                      34.0%             34.1%              34.0%
State income taxes, net of federal income tax benefit        5.0               4.9                6.0
Tax credits                                                 (9.8)             (2.6)              (1.8)
Other                                                        1.8                .6                 .9
                                                       -------------------------------------------------

Effective income tax rate                                   31.0%             37.0%              39.1%
                                                       =================================================

                   Uno Restaurant Corporation and Subsidiaries

12.  INCOME TAXES (CONTINUED)

The Company made income tax payments of $2,416,000, $3,667,000 and $3,779,000 during fiscal years 1996, 1995 and 1994, respectively.

13.  STOCK OPTION PLANS

The 1987 Employee Stock Option Plan (the Plan) provides for up to 1,875,000 shares of common stock issuable upon exercise of options granted under the Plan. Options may be granted at an exercise price not less than fair market value on the date of grant. All options vest at a rate of 20% per year beginning one year after the date of grant, with the exception of 93,750 and 62,500 options granted to the President and Chairman of the Company, respectively, which vest immediately at the date of grant. All options terminate ten years after the date of grant, with the exception of the 175,000 options granted to the Chairman, which terminate five years after the date of grant. Options outstanding at October 1, 1995 are nonqualified stock options.

The 1989 and 1993 Non-Qualified Stock Option Plans for Non-Employee Directors (the Directors' Plans) provide for up to 101,563 shares of Common Stock issuable upon exercise of options granted under the Directors' Plans. The 1989 and 1993 Directors' Plans terminate on November 10, 1999 and August 17, 2002, respectively, but such termination shall not affect the validity of options granted prior to the dates of termination. Options are to be granted at an exercise price equal to the fair market value of the shares of Common Stock at the date of grant. Options granted under the Directors' Plans may be exercised commencing one year after the date of grant and ending ten years from the date of grant.

                   Uno Restaurant Corporation and Subsidiaries

13.  STOCK OPTION PLANS (CONTINUED)


Information regarding the Company's stock option plans, updated to reflect the five-for-four stock split in fiscal 1995, is summarized below:


                                                                           YEAR ENDED
                                                         -----------------------------------------------
                                                          SEPTEMBER 29       OCTOBER 1        OCTOBER 2
                                                              1996             1995              1994
                                                         -----------------------------------------------

Options outstanding at beginning of period                 1,200,287         1,043,735         960,483
Granted                                                      295,508           277,489         257,298
Exercised (at $4.07 to $6.50 per share)                      (15,256)          (41,400)       (120,101)
Canceled                                                    (191,291)          (79,537)        (53,945)
                                                         -----------------------------------------------

Options outstanding at close of period                     1,289,248         1,200,287       1,043,735
                                                         ===============================================

Option price range during                                      $4.07             $4.07           $4.07
   fiscal year                                             TO $11.80         to $11.80       to $11.40
Options exercisable at close of period                       612,526           538,932         430,249
Options available for grant at close of period               377,279           481,496         679,448


14.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                QUARTER ENDED
                                       -----------------------------------------------------------------
                                        DECEMBER 31       MARCH 31          JUNE 30        SEPTEMBER 29
                                           1995             1996              1996            1996
                                       -----------------------------------------------------------------
                                              (Amounts in thousands, except per share information.)

Revenues                                 $40,560          $40,287           $44,694          $46,600
Gross profit (1)                           7,754            7,268             9,417           10,574
Operating income (loss)                    1,472           (3,525)            2,963            4,014
Income before income taxes                   852           (4,129)            2,308            3,412
Net income (loss)                            545           (2,642)            1,477            2,306
Income (loss) per common share               .04             (.21)              .12              .19

                   Uno Restaurant Corporation and Subsidiaries


14.  QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)


                                                               QUARTER ENDED
                                       --------------------------------------------------------------
                                        JANUARY 1        APRIL 2            JULY 2         OCTOBER 1
                                          1995             1995              1995            1995
                                       --------------------------------------------------------------
                                           (Amounts in thousands, except per share information.)

Revenues                                 $35,976          $37,151           $41,536          $44,043
Gross profit (1)                           7,773            7,771             9,466           10,519
Operating income                           2,786            2,555             3,527            4,509
Income before income taxes                 2,415            1,972             2,940            4,106
Net income                                 1,520            1,243             1,852            2,588
Earnings per common share                    .13              .11               .15              .19


(1) Restaurant and consumer product sales, less cost of food and beverages, labor and benefits, occupancy and other operating expenses, excluding advertising expenses.



                                           EXHIBIT INDEX
                                           -------------


EXHIBIT NUMBER                                                                                      PAGE
--------------                                                                                      ----

(3)(a)          Restated Certificate of Incorporation                                                  *

(3)(b)          By-laws                                                                                *

(4)(a)          Specimen Certificate of Common Stock                                                   *

(4)(b)          Note Purchase Agreement dated as of June 1, 1990 between the
                Company, Uno Restaurants, Inc., Connecticut General Life Insurance
                Company, CIGNA Property and Casualty Company on behalf of one or more separate accounts, Insurance Company of North America and Life
                Insurance Company of North America,* and First Amendment to Note
                Purchase Agreement dated as of July 31, 1991,* and Second Amendment to Note Purchase Agreement dated as of April 30, 1992,* and Third
                Amendment to Note Purchase Agreement dated as of February 15,
                1993.*

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

(10)(g)         Uno Restaurant Corporation 1993 Non-Qualified Stock Option Plan for
                Non-Employee Directors                                                                 *

(10)(h)         Form of Indemnification Agreement between the Company and its
                Directors                                                                              *

(10)(I)         Variable Royalty Plan for Franchises.                                                  *

(10)(j)         $50,000,000 Revolving Credit and Term Loan Agreement dated as of
                December 9, 1994 by and among Uno Restaurants, Inc., as
                Borrower, Uno Foods Inc., Pizzeria Uno Corporation, URC Holding
                Company, Inc. and Uno Restaurant Corporation, as Guarantors, and
                Fleet Bank of Massachusetts, N.A. as Agent (without exhibits),* and First Amendment to Revolving Credit and Term Loan Agreement dated as of January 30, 1995, and Second Amendment to Revolving
                Credit and Term Loan Agreement dated as of November 7, 1995,* and the Third Amendment to Revolving credit and Term Loan
                Agreement dated as of March 29, 1996.


(10)(k)         Interest Rate Swap Agreement between Fleet Bank of Massachusetts,
                N.A. and Uno Restaurants, Inc. Dated October 25, 1995.                          *
                            *
(10)(l)         Note between the Company and Craig S. Miller dated January 23, 1996.

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


-----------------

* In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.
