Form 10-Q
period 1996-12-29
UNO RESTAURANT CORP
filed 1997-02-12
CIK 812075

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    DECEMBER 29, 1996
                                            -----------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------   -------------------------
Commission file number                         1-9573
                      ----------------------------------------------------------

                           UNO RESTAURANT CORPORATION
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             04-2953702
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

            100 Charles Park Road, West Roxbury, Massachusetts 02132
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (617) 323-9200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     As of February 7, 1997, 12,212,638 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           UNO RESTAURANT CORPORATION

                                      INDEX


                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION
------------------------------

         ITEM 1.           FINANCIAL STATEMENTS............................3

                           Consolidated Balance Sheets --
                           December 29, 1996 and September 29, 1996........3

                           Consolidated Statements of Income --
                           Thirteen weeks ended
                           December 29, 1996 and December 31, 1995.........4

                           Consolidated Statements of Cash Flows --
                           Thirteen weeks ended December 29, 1996 and
                           December 31, 1995...............................5

                           Notes to Consolidated Financial
                           Statements......................................6


         ITEM 2.           MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.......................7


PART II.  OTHER INFORMATION
---------------------------
         ITEM 1.           LEGAL PROCEEDINGS...............................11

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K................11


CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
                                                           Dec. 29,        Sept 29,
                                                             1996            1996
                                                             ----            ----
                                                          (Unaudited)
                                     ASSETS
CURRENT ASSETS
 Cash                                                      $    138        $  1,828
 Royalties receivable                                           688             710
 Consumer product receivable                                    534             322
 Inventory                                                    2,145           2,333
 Deferred pre-opening costs                                     457             470
 Prepaid expenses and other assets                            3,999           2,267
                                                           --------        --------
  TOTAL CURRENT ASSETS                                        7,961           7,930
PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
 Land                                                        14,862          14,796
 Buildings                                                   22,183          22,037
 Leasehold improvements                                      83,952          82,014
 Equipment                                                   46,259          45,690
 Construction in progress                                     2,819           2,119
                                                           --------        --------
                                                            170,075         166,656


Less allowance for depreciation and amortization             48,873          46,146
                                                           --------        --------
                                                            121,202         120,510

OTHER ASSETS
 Deferred income taxes                                        3,937           3,613
 Royalty fee                                                    304             324
 Liquor licenses and other assets                             2,671           2,568
                                                           --------        --------
                                                           $136,075        $134,945
                                                           ========        ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                          $  4,501        $  6,009
 Accrued expenses                                             6,179           5,163
 Accrued compensation and taxes                               2,169           2,187
 Income taxes payable                                         1,384           1,581
 Current portion of long-term debt and capital
  lease obligations                                             181             178
                                                          ---------        --------
  TOTAL CURRENT LIABILITIES                                  14,414          15,118

Long-term debt, net of current portion                       37,700          37,085
Capital lease obligations, net of current portion             1,010           1,056
Other liabilities                                             4,690           4,550

SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value, 1,000,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000,000 shares auth-
  orized, 12,205,526 and 13,697,526 shares issued and out-
  standing in Fiscal Years 1997 and 1996, respectively          137             137
 Additional paid-in capital                                  53,542          53,509
 Retained earnings                                           35,235          34,143
                                                           --------        --------
                                                             88,914          87,789
 Treasury Stock (1,500,000 shares at cost, in Fiscal
                 Years 1997 and 1996, respectively)         (10,653)        (10,653)
                                                           --------        --------
TOTAL SHAREHOLDERS' EQUITY                                   78,261          77,136
                                                           --------        --------
                                                           $136,075        $134,945
                                                           ========        ========

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)

                                                       Thirteen Weeks Ended
                                                       --------------------
                                                  Dec 29,                Dec 31,
                                                   1996                   1995
                                                 -------                 -------
REVENUES
Restaurant sales                                 $38,967                 $37,370
 Consumer product sales                            2,162                   2,185
 Franchise income                                  1,035                   1,005
                                                 -------                 -------
                                                  42,164                  40,560
COSTS AND EXPENSES
 Cost of sales                                    10,703                  10,295
 Labor and benefits                               12,899                  12,486
 Occupancy                                         6,574                   6,406
 Other operating costs                             3,601                   3,576
 General and administrative                        3,110                   3,042
 Depreciation and amortization                     3,012                   3,283
                                                 -------                 -------
                                                  39,899                  39,088
                                                 -------                 -------

OPERATING INCOME                                   2,265                   1,472

OTHER INCOME (EXPENSE)                              (610)                   (620)
                                                 --------                --------

 Income before income taxes                        1,655                     852
 Provision for income taxes                          563                     307
                                                 -------                 -------

NET INCOME                                        $1,092                  $  545
                                                 =======                 =======

EARNINGS PER COMMON SHARE                           $.09                    $.04
                                                 =======                 =======

Weighted average shares outstanding               12,279                  13,315
                                                 =======                 =======

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
                                                           Thirteen weeks Ended
                                                           --------------------
                                                           Dec 29,       Dec 31,
                                                            1996           1995
                                                           ------        ------
OPERATING ACTIVITIES
  Net Income                                               $ 1,092       $   545
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                             3,038         3,308
   Deferred income taxes                                      (324)         (315)
   Provision for deferred rent                                 140           168
   (Gain) loss on disposal of equipment                        (24)           82
   Changes in operating assets and liabilities,
    net of effects from business acquisitions:
     Royalties receivable                                       22          (109)
     Inventory                                                 188          (119)
     Prepaid expenses and other assets                      (2,232)       (1,823)
     Accounts payable and other liabilities                   (510)         (789)
     Income taxes payable                                     (197)          371
                                                           -------       -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES           $ 1,193       $ 1,319

INVESTMENT ACTIVITIES
  Additions to property, equipment and
   leasehold improvements                                   (3,529)       (7,147)
  Proceeds from sale of fixed assets                            41           125
                                                           -------        ------
 NET CASH USED FOR INVESTING ACTIVITIES                     (3,488)       (7,022)

FINANCING ACTIVITIES
  Proceeds from revolving credit agreement                  15,995        14,588
  Principal payments on revolving credit
   agreement  and capital lease obligations                 15,423)       (7,457)
  Purchase of Treasury Stock                                              (2,379)
  Exercise of stock options                                     33            17
                                                           -------       -------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                    605         4,769
                                                           -------       -------

DECREASE IN CASH                                            (1,690)         (934)
CASH AT BEGINNING OF PERIOD                                  1,828         1,305
                                                           -------       -------

CASH AT END OF PERIOD                                      $   138       $   371
                                                           =======       =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis Of Presentation

     The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the financial statements of the company for the fiscal year ended September 29, 1996.

     The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

Safe Harbor Cautionary Statement

From time to time, information and statements provided by the Company in filings with the Securities and Exchange Commission, shareholder reports, press releases and oral statements may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from historical results or those anticipated. The Company undertakes no obligation to publicly update or revise any forward- looking statements, whether as a result of new information, future events or otherwise. Risks and uncertainties include, without limitation, the Company's ability to open new restaurants profitably, changes in local, regional and national economic conditions, especially economic conditions in the areas in which the Company's restaurants are concentrated, increasingly intense competition in the restaurant industry, increases in food, labor, employee benefits and similar costs, and other risks detailed from time to time in the Company's news releases, reports to shareholders and periodic reports filed with the Securities and Exchange Commission.

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's income statements and operating data for the periods indicated:


Thirteen Weeks Ended December 29, 1996 Compared To Thirteen Weeks Ended
December 31, 1995
                                                   13 Weeks            13 Weeks
                                                     Ended               Ended
                                                   12/29/96            12/31/95
                                                   --------            --------

REVENUES:
Restaurant sales                                    92.4%                92.1%
Consumer product sales                               5.1                  5.4
Franchise income                                     2.5                  2.5
                                                   -----                -----

     Total                                         100.0%               100.0%
                                                   -----                -----

COSTS AND EXPENSES:
Cost of food & beverages (1)                        26.0%                26.0%
Labor and benefits (1)                              31.4                 31.6
Occupancy costs (1)                                 16.0                 16.2
Other operating costs (1)                            8.8                  9.0
General and administrative                           7.4                  7.5
Depreciation and amortization (1)                    7.3                  8.3
                                                   -----                -----
Operating income                                     5.4                  3.6

Other income (expense)                              (1.5)                (1.5)
                                                   -----                -----

Income before taxes                                  3.9                  2.1
Provision for income taxes                           1.3                   .8
                                                   -----                -----
Net income                                           2.6                  1.3
                                                   =====                =====

[/FN]
(1) Percentage of restaurant and consumer product sales

NUMBER OF RESTAURANTS
 AT END OF QUARTER:

Company-owned Uno's full service                     86                   80
Franchised Uno's - full service                      64                   60


Total revenue increased 4% to $42.2 million from $40.6 million last year. Company-owned restaurant sales rose 4.3% to $39.0 million from $37.4 million last year due primarily to 7.8% growth in store operating weeks of full-service Pizzeria Uno units resulting from the addition of seven restaurants during the past four quarters. One full-service Pizzeria Uno restaurant closed during the quarter for which the asset value was written off as part of the Company's adoption of SFAS 121 in the second fiscal quarter of 1996. Comparable-store sales for Uno units for the first three months of the fiscal year were 1.2% below the same period last year. During the same period, average weekly sales, which includes sales at comparable stores as well as new units, were 1.9% below last year, reflecting lower-than-average sales levels for the seven units opened during the past four quarters.

Consumer product sales remained virtually flat at $2.2 million for the first quarter of fiscal 1997 as compared to the first quarter last year. Sales growth continues within the frozen products and contract food service categories, while sales volumes in the fresh retail segment have declined during the first quarter due in part to a reduction in promotional activities. Recently, the company has entered into a two year agreement with Doubletree Hotels, to provide Uno brand pizzas and calzones to its guests through the various food venues of the hotel.

Franchise income, which includes royalty income and initial franchise fees, increased slightly to $1,035,000 from $1,005,000 last year. Royalty income increased 3.1% as average weekly sales improved by .9% for the first three months of the fiscal year. One full-service restaurant was opened during the quarter and five new full-service units have been added during the past four quarters.

Cost of food and beverage as a percentage of restaurant and consumer product sales remained unchanged from last year at 26.0%. Recently however, cheese costs have declined from record levels and many other commodity costs have stabilized or declined as well, which should result in improved food and beverages costs trends in subsequent quarters. Labor and benefits, occupancy costs and other operating expenses each declined by 20 basis points from the prior year primarily due to greater emphasis on cost controls. General and administrative expenditures were up approximately 2% from a year ago, however, as a percentage of total revenues these expenses declined to 7.4% from 7.5% last year.

Depreciation and amortization expenses as a percentage of restaurant and consumer product sales decreased to 7.3% from 8.3% last year principally due to lower amortization of pre-opening costs as the Company's unit growth rate has moderated.

Operating income for the first quarter of the fiscal year increased to $2,265,000 from $1,472,000 last year. The operating margin for the period increased to 5.4% from 3.6%. The increase in operating income and margin are based on the factors mentioned above.

Other expense of $610,000 declined from $620,000 last year. The Company recorded a loss of approximately $90,000 on the disposition of various fixed assets during the first quarter of fiscal 1996. Interest expense increased from $530,000 last year to $618,000 this year due to higher debt levels this year compared to last year.

The effective tax rate of 34% for the quarter compared favorably to last year's rate of 36% due in part to the impact of various tax credits. Net income increased to $1,092,000 from $545,000 last year based on the factors noted above.


Liquidity And Sources Of Capital

The following table presents a summary of the Company's cash flows for the period ended December 29, 1996


Net cash provided by operating activities                              $ 1,193
Net cash used in investing activities                                   (3,488)
Net cash provided by financing activities                                  605
                                                                       -------
Increase (Decrease) in cash                                            $(1,690)
                                                                       =======

Historically, the Company has leased most of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. During the first quarter of fiscal 1997, the Company's investment in property, equipment and leasehold improvements was $3.5 million.

The Company currently plans to open approximately eight restaurants in fiscal 1997. The Company expects that the average cash investment required to open a full service Pizzeria Uno restaurant, excluding land and pre-opening costs, will be approximately $1.6 million.

As of December 29,1996, the Company had outstanding indebtedness of $37.7 million under its $50.0 million unsecured revolving credit facility and $1.2 million in capital lease obligations. The current revolving credit facility will convert to a three year term loan in December 1997. Advances under the revolving credit facility will accrue interest at the lender's prime rate, or alternatively, 100- 175 basis points above LIBOR. The Company anticipates using the revolving credit facility in the future for the development of additional restaurants, and for working capital.

The Company recently negotiated a mortgage commitment for five of its Company-owed restaurant properties. This commitment is for $5,000,000, at a fixed interest rate of 8.75% over a 15 year term. During the first quarter, the Company received proceeds of $3,500,000 under this commitment.

On January 22, 1997, the Board of Directors of the Company authorized the repurchase of up to 500,000 shares of the Company's Common Stock in the market from time to time. The shares of Common Stock to be purchased will be held in treasury and may be used by the Company from time to time for its employee benefit plans. The Company currently has 1.5 million shares in its treasury account.

The Company believes that existing cash balances, cash generated from operations and borrowings under its mortgage commitment and revolving line of credit will be sufficient to fund the Company's capital requirements for the foreseeable future.

The company is currently obligated under 87 leases, including 84 leases for Company-owned restaurants, two leases for its executive offices, and a lease for an office building containing one of its restaurants.


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

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

The Company agreed to a proposed consent order (the "agreement") with the Federal Trade Commission (the "FTC") on October 23, 1996. The agreement was announced by the FTC on January 22, 1997 for public comment and is expected to become final 60 days later. The agreement is based on a complaint by the FTC involving a print advertisement which ran once and a television commercial which ran for two weeks. Although the FTC did not allege that the Company intended any deception, it contended that portions of these advertisements misrepresented that all of the Company's thin crust pizzas were low fat. The Company disputed the FTC's interpretation of the commercial, and believed that it had a reasonable basis for the advertising claims in question. However, rather than contest this matter further, the Company chose to accept the proposed agreement, which, among other things; imposes no fine; orders the Company to not misrepresent the existence or amount of total fat or any other nutrient or substance in any food product containing a baked crust; and requires the Company to maintain substantiation for nutrition claims for its pizza products for five years.

On January 23, 1997, a class action complaint (the "Complaint") was filed by Rhonda D'Ambrosio against the Company and certain of its subsidiaries in the Suffolk Superior Court of the Commonwealth of Massachusetts. The Complaint alleges that the Company, through its advertisements, made false and misleading representations about the fat content of the Company's thin crust pizzas. The plaintiff seeks to have the action maintained as a class action and seeks to recover unspecified damages allegedly sustained by the plaintiff and the other members of the class. The class is alleged to include all purchasers of the Company's "Thinzettas" thin crust pizzas who relied upon, and sustained damage as a result of, the alleged misrepresentations. The Company intends to defend vigorously against the Complaint.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits
                  --------
                  11.  Statement re: computation of per share earnings
                  27.  Financial Data Schedule

              (b) Reports on Form 8-K
                  -------------------
                  Uno Restaurant Corporation did not file any Reports on Form 8-K during the quarter ended December 29, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNO RESTAURANT CORPORATION
                                        --------------------------
                                        (Registrant)



Date:    February 6, 1997           By: /s/ Robert M. Brown
        -------------------             -------------------
                                        Robert M. Brown
                                        Senior Vice President-Finance,
                                        and Chief Financial Officer