Form 10-Q
period 1997-03-30
UNO RESTAURANT CORP
filed 1997-05-12
CIK 812075

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   MARCH 30, 1997
                                                  -----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                          -----------      -----------------

          Commission file number                   1-9573
                                 -------------------------------------------

                           UNO RESTAURANT CORPORATION
                   ------------------------------------------
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

     As of May 9, 1997, 12,202,873 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           UNO RESTAURANT CORPORATION

                                      INDEX


                                                                         PAGE
                                                                         ----

PART I.  FINANCIAL INFORMATION
------------------------------

         ITEM 1.           FINANCIAL STATEMENTS............................3

                           Consolidated Balance Sheets --
                           March 30, 1997 and September 29, 1996...........3

                           Consolidated Statements of Income --
                           Thirteen and twenty-six weeks ended
                           March 30, 1997 and March 31, 1996...............4

                           Consolidated Statements of Cash Flows --
                           Twenty-six weeks ended March 30, 1997 and
                           March 31, 1996..................................5

                           Notes to Consolidated Financial
                           Statements......................................6


         ITEM 2.           MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.......................7


PART II.  OTHER INFORMATION
---------------------------

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K................12

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
                                                                        March 30,        Sept. 29,
                                                                           1997            1996
                                                                        ---------        ---------
                                                                       (Unaudited)
                                     ASSETS
CURRENT ASSETS
 Cash                                                                    $    466       $  1,828
 Royalties receivable                                                         580            710
 Consumer product receivable                                                  498            322
 Inventory                                                                  2,264          2,333
 Deferred pre-opening costs                                                   540            470
 Prepaid expenses and other assets                                          3,661          2,267
                                                                         --------       --------
   TOTAL CURRENT ASSETS                                                     8,009          7,930

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
 Land                                                                      14,959         14,796
 Buildings                                                                 22,211         22,037
 Leasehold improvements                                                    86,189         82,014
 Equipment                                                                 47,474         45,690
 Construction in progress                                                   3,117          2,119
                                                                         --------       --------
                                                                          173,950        166,656

Less allowance for depreciation and amortization                           51,705         46,146
                                                                         --------       --------
                                                                          122,245        120,510

OTHER ASSETS
 Deferred income taxes                                                      4,338          3,613
 Royalty fee                                                                  283            324
 Liquor licenses and other assets                                           2,675          2,568
                                                                         --------       --------
                                                                         $137,550       $134,945
                                                                         ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                        $  5,303       $  6,009
 Accrued expenses                                                           6,275          5,163
 Accrued compensation and taxes                                             2,521          2,187
 Income taxes payable                                                         494          1,581
 Current portion of long-term debt and capital
  lease obligations                                                           359            178
                                                                         --------       --------
  TOTAL CURRENT LIABILITIES                                                14,952         15,118

Long-term debt, net of current portion                                     37,657         37,085
Capital lease obligations, net of current portion                             964          1,056
Other liabilities                                                           4,835          4,550

SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value, 1,000,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000,000 shares authorized,
  13,722,673 and 13,697,526 shares issued and outstanding
  in Fiscal Years 1997 and 1996, respectively                                 137            137
 Additional paid-in capital                                                53,626         53,509
 Retained earnings                                                         36,050         34,143
                                                                         --------       --------
                                                                           89,813         87,789
 Treasury Stock (1,519,800 and 1,500,000 shares at cost, in
                 Fiscal Years 1997 and 1996, respectively)                (10,671)       (10,653)
                                                                         --------       --------
TOTAL SHAREHOLDERS' EQUITY                                                 79,142         77,136
                                                                         --------       --------
                                                                         $137,550       $134,945
                                                                         ========       ========

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)


                                              Thirteen Weeks Ended                 Twenty-six Weeks Ended
                                              --------------------                 ----------------------
                                             March 30,       March 31,             March 30,      March 31,
                                               1997            1996                  1997           1996
                                             ---------       ---------             ---------      ---------
REVENUES
 Restaurant sales                            $39,460         $37,003               $78,427        $74,372
 Consumer product sales                        2,154           2,253                 4,316          4,439
 Franchise income                              1,097           1,031                 2,132          2,036
                                             -------         -------               -------        -------
                                              42,711          40,287                84,875         80,847

COSTS AND EXPENSES
 Cost of sales                                10,485          10,380                21,188         20,676
 Labor and benefits                           13,294          12,582                26,193         25,069
 Occupancy                                     6,507           6,495                13,081         12,901
 Other operating costs                         4,260           3,807                 7,861          7,382
 General and administrative                    3,140           3,167                 6,250          6,209
 Depreciation and amortization                 3,126           3,201                 6,138          6,484
 Asset impairment charge                                       3,937                                3,937
                                             -------         -------               -------        -------
                                              40,812          43,569                80,711         82,658
                                             -------         -------               -------        -------

OPERATING INCOME                               1,899          (3,282)                4,164         (1,811)


OTHER INCOME (EXPENSE)                          (666)           (847)               (1,276)        (1,466)
                                             -------         -------               -------        -------


 Income before income taxes                    1,233          (4,129)                2,888         (3,277)
 Provision for income taxes                      418          (1,487)                  981         (1,180)
                                             -------         -------               -------        -------


NET INCOME                                   $   815         $(2,642)              $ 1,907        ($2,097)
                                             =======         =======               =======        =======


EARNINGS PER COMMON SHARE                       $.07           ($.21)                 $.16          ($.16)
                                             =======         =======               =======        =======


Weighted average shares outstanding           12,271          12,831                12,275         13,073
                                             =======         =======               =======        =======


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
                                                              Twenty-six Weeks Ended
                                                           March 30,           March 31,
                                                             1997                1996
                                                           ---------           ---------
OPERATING ACTIVITIES
  Net Income (Loss)                                        $  1,907            $ (2,097)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                              6,190               6,534
   Deferred income taxes                                       (725)             (2,478)
   Provision for deferred rent                                  285                 347
   (Gain)\Loss on disposal of equipment                         (13)                286
   Asset impairment charge                                                        3,937
   Changes in operating assets and liabilities, net
    of effects from business acquisitions:
     Royalties\consumer product receivables                     130                (336)
     Inventory                                                   69                 (30)
     Prepaid expenses and other assets                       (2,174)             (2,224)
     Accounts payable and other liabilities                     683               1,695
     Income taxes payable                                    (1,087)                128
                                                           --------            --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES              5,265               5,762

INVESTMENT ACTIVITIES
  Additions to property, equipment and
   leasehold improvements                                    (8,488)            (13,206)
  Proceeds from sale of fixed assets                          1,101                 131
                                                           --------            --------
                                                             (7,387)            (13,075)

NET CASH USED FOR INVESTING ACTIVITIES

FINANCING ACTIVITIES
  Proceeds from revolving credit agreement                   32,809              29,358
  Principal payments on revolving credit agreement
   and capital lease obligations                            (32,148)            (16,913)
  Purchase of Treasury Stock                                    (18)             (5,034)
  Exercise of stock options                                     117                  49
                                                           --------            --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                     760               7,460
                                                           --------            --------

INCREASE (DECREASE) IN CASH                                  (1,362)                147
CASH AT BEGINNING OF PERIOD                                   1,828               1,305
                                                           --------            --------

CASH AT END OF PERIOD                                      $    466            $  1,452
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




THIRTEEN WEEKS ENDED MARCH 30, 1997 COMPARED TO THIRTEEN WEEKS ENDED MARCH 31, 1996

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's income statements and operating data for the periods indicated:


                                                      13 Weeks Ended
                                                      --------------
                                                 3/30/97               3/31/96
                                                 -------               -------
REVENUES:
Restaurant sales                                  92.4%                  91.8%
Consumer product sales                             5.0                    5.6
Franchise income                                   2.6                    2.6
                                                 -----                  -----

     Total                                       100.0%                 100.0%
                                                 -----                  -----

COSTS AND EXPENSES:
Cost of food & beverages (1)                      25.2%                  26.4%
Labor and benefits (1)                            31.9                   32.1
Occupancy costs (1)                               15.6                   16.5
Other operating costs (1)                         10.2                    9.7
General and administrative                         7.4                    7.9
Depreciation and amortization (1)                  7.5                    8.2
Asset Impairment Charge                                                   9.8
                                                 -----                  -----
Operating income                                   4.4                   (8.1)

Other income (expense)                            (1.5)                  (2.1)
                                                 -----                  -----
Income before taxes                                2.9                  (10.2)
Provision for income taxes                         1.0                   (3.7)
                                                 -----                  -----
Net income                                         1.9%                  (6.6)%
                                                 =====                  =====

(1) Percentage of restaurant and consumer product sales

NUMBER OF RESTAURANTS AT END OF QUARTER:

Company-owned Uno's - full service                  88                     80
Franchised Uno's - full service                     65                     62


Total revenue increased 6% to $42.7 million from $40.3 million last year. Company-owned restaurant sales rose 6.7% to $39.5 million from $37 million last year due primarily to 8.7% growth in store operating weeks of full-service Pizzeria Uno units resulting from the addition of nine restaurants during the past four quarters. Comparable-store sales for the second quarter were unchanged from the same period last year. Average weekly sales, which includes sales at comparable stores as well as new units, increased 1.7% during the second quarter, reflecting higher-than-average sales levels for the nine newest units opened during the past four quarters, which are generating sales volumes approximately 12% higher than our comparable-store average for the quarter.

Consumer product sales decreased 4.4% for the second quarter this year to $2,154,000 from $2,253,000 last year. Sales for the frozen product category increased as shipments to contract food service account and wholesale club store customers rose. Sales volumes within our fresh refrigerated category experienced modest declines for the quarter.

Franchise income, which includes royalty income and initial franchise fees, increased 6.4% to $1,097,000 versus $1,031,000 last year. Royalty income increased 1.9% to $1,022,000 this year compared to $1,003,000 last year. Initial franchise fees amounted to $75,000 this year compared to $27,500 last year.

Operating income was $1,899,000, which represents an operating margin of 4.1%. Last year's operating loss of $3,282,000 includes a charge for asset impairment of $3,937,000 in connection with the Company's adoption of SFAS 121. Operating income for last year exclusive of the asset impairment charge was $655,000, which represents an operating margin of 1.6%.

Cost of food and beverage as a percentage of restaurant and consumer product sales decreased to 25.2% compared to 26.4% last year. This decline was due primarily to lower cheese costs, but also reflects overall lower commodity costs for many of our menu products. Labor costs decreased slightly to 31.9% as a percentage of restaurant and consumer product sales from 32.1% in the prior year due to increased productivity as sales trends improved. Occupancy costs declined as a percentage of restaurant and consumer product sales to 15.6% from 16.5% due in part to milder weather this winter, resulting in lower snow removal and utility costs. Other operating costs increased to 10.2% as a percentage of restaurant and consumer product sales from 9.7% last year due primarily to higher advertising expenditures for the period. General and administrative expenditures declined 1% from a year ago and as a percentage of total revenues decreased to 7.4% from 7.9% last year as a result of improved cost control measures. Depreciation and amortization expenses as a percentage of restaurant and consumer product sales decreased to 7.5% from 8.2% last year due primarily to lower pre-opening cost amortization as the Company's unit growth rate has moderated.

Other expense of $666,000 decreased from $847,000 last year due principally to the disposition of various fixed assets during the second quarter of fiscal 1996 which resulted in a loss of approximately of $200,000. Net income of $815,000 compares favorably to a net loss of $2,642,000 last year based on the factors noted above.

TWENTY-SIX WEEKS ENDED MARCH 30, 1997 COMPARED TO TWENTY-SIX WEEKS ENDED
MARCH 31, 1996
                                                  26 Weeks Ended
                                                  --------------
                                             3/30/97         3/31/96
                                             -------         -------
REVENUES:
Restaurant sales                              92.4%            92.0%
Consumer product sales                         5.1              5.5
Franchise income                               2.5              2.5
                                             -----            -----

     Total                                   100.0%           100.0%
                                             -----            -----

COSTS AND EXPENSES:
Cost of food & beverages (1)                  25.6%            26.2%
Labor and benefits (1)                        31.7             31.8
Occupancy costs (1)                           15.8             16.4
Other operating costs (1)                      9.5              9.4
General and administrative                     7.4              7.7
Depreciation and amortization (1)              7.4              8.2
Asset impairment charge                                         4.9
                                             -----            -----
Operating income                               4.9             (2.2)

Other income (expense)                        (1.5)            (1.8)
                                             -----            -----

Income before taxes                            3.4             (4.1)
Provision for income taxes                     1.2             (1.5)
                                             -----            -----
Net income                                     2.2%            (2.6)%
                                             =====            =====

(1) Percentage of restaurant and consumer product sales

Total revenue increased 5% to $84.9 million from $80.8 million last year. Company-owned restaurant sales rose 5.5% to $78.4 million from $74.4 million last year due primarily to 8.2% growth in store operating weeks of full-service Pizzeria Uno units. Comparable-store sales for the first half of the fiscal year were .6% below the same period last year. During the same period, average weekly sales, which includes sales at comparable stores as well as new units, were essentially unchanged from last year.

Consumer product sales decreased 2.8% to $4,316,000 from $4,439,000 for the first six months this year compared to the same period last year. Sales volumes in the fresh retail segment have declined, as supermarkets have greatly expanded its offerings of prepared food items for consumption at home, as well as reducing its overall promotional activities. Growth in the frozen products and contract food service categories continues, as the Company begins to fully implement programs to supply guests at various hotels including the DoubleTree Hotel chain, Uno branded pizzas and calzones.

Franchise income, which includes royalty income and initial franchise fees increased 4.7% to $2,132,000 from $2,036,000 last year. Royalty income increased 3.2% as average weekly sales improved by 1.6% for the first six months of the fiscal year. Franchise fees increased to $102,500 from $67,500 as three full-service restaurant were opened during the quarter and six new full-service units have been added during the past four quarters.

Operating income was $4,164,000, which represents an operating margin of 4.9%. Last year's operating loss of $1,811,000 includes a charge for asset impairment of $3,937,000 in connection with the Company's adoption of SFAS 121. Operating income for last year exclusive of the asset impairment charge was $2,126,000, which represents an operating margin of 2.6%.

Cost of food and beverage as a percentage of restaurant and consumer product sales decreased to 25.6% compared to 26.2% last year. This decline was a result of lower cheese costs as well as other commodity costs having stabilized and or declined. Labor costs remained virtually unchanged at 31.7% this year compared to 31.8% last year. Occupancy costs decreased as a percentage of restaurant and consumer product sales to 15.8% from 16.4% due to improved sales levels and a milder winter season. Other operating costs increased slightly to 9.5% from 9.4% last year due primarily to higher advertising expenditures. General and administrative expenditures were essentially unchanged from last year, and as a percentage of total revenues declined to 7.4% from 7.7% due to greater emphasis on cost controls. Depreciation and amortization expenses as a percentage of restaurant and consumer product sales declined to 7.4% from 8.2% last year due primarily to lower pre-opening cost amortization as the Company's unit growth rate has moderated.

Other expense of $1,276,000 decreased from $1,466,000 last year due principally to a net loss of approximately $300,000 recorded in fiscal 1996 for the disposition of various fixed assets. In addition, the Company incurred higher interest expense relating to the increased level of debt used to fund the Company's expansion plan and its ownership of an increasing number of restaurant properties.


LIQUIDITY AND SOURCES OF CAPITAL

The following table presents a summary of the Company's cash flows for the period ended March 30, 1997.
                                                              (In Thousands)
Net cash provided by operating activities                        $ 5,265
Net cash used in investing activities                             (7,387)
Net cash provided by financing activities                            760
                                                                 -------
Increase (Decrease) in cash                                      ($1,362)
                                                                 =======

Historically, the Company had leased most of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. During the first six months of fiscal 1997, the Company's investment in property, equipment and leasehold improvements was $7.4 million.

The Company currently plans to open approximately eight restaurants in fiscal 1997, three of which were open by the second quarter. The average cash investment required to open a full service Pizzeria Uno restaurant, excluding land and pre-opening costs, is approximately $1.6 million.

As of March 30, 1997, the Company had outstanding indebtedness of $32.8 million under its $50 million unsecured revolving credit facility, $1,147,000 in capital lease obligations and $5,065,000 under its mortgage financing. The current revolving credit facility will convert to a three year term loan in December 1997. Advances under the revolving credit facility will accrue interest at the lender's prime rate, or alternatively, 100-175 basis points above LIBOR. The Company anticipates using the revolving credit facility in the future for the development of additional restaurants, and for working capital.

On January 22, 1997, the Board of Directors of the Company authorized the repurchase of up to 500,000 additional shares of the Company's Common Stock in the market from time to time. The shares of Common Stock to be purchased will be held in treasury and may be used by the Company from time to time for its employee benefit plans. The Company currently has 1,519,800 shares in its treasury account.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits
                   --------
                   11.   Statement re: computation of per share earnings

             (b)   Reports on Form 8-K
                   -------------------
                   Uno Restaurant Corporation did not file any Reports on Form 8-K during the quarter ended March 30, 1997.

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

                                        UNO RESTAURANT CORPORATION
                                        --------------------------
                                        (Registrant)


Date:    May 12, 1997               By: /s/ Craig S. Miller
                                        --------------------------------
                                        Craig S. Miller
                                        Chief Executive Officer


Date:    May 12, 1997               By: /s/ Robert M. Brown
                                        --------------------------------
                                        Robert M. Brown
                                        Senior Vice President-Finance,
                                        and Chief Financial Officer