Form 10-Q
period 1997-06-29
UNO RESTAURANT CORP
filed 1997-08-11
CIK 812075

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended      June 29, 1997
                                                 -------------------------
                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to _______________

     Commission file number               1-9573
                             ---------------------------------------


                           UNO RESTAURANT CORPORATION
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             04-2953702
            --------                                             ----------
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

                             Yes    X      No
                                 ------        -----


     As of August 4, 1997, 10,963,883 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           UNO RESTAURANT CORPORATION

                                      INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION
------------------------------

         ITEM 1.           FINANCIAL STATEMENTS............................3

                           Consolidated Balance Sheets --
                           June 29, 1997 and September 29, 1996............3

                           Consolidated Statements of Income --
                           Thirteen and thirty-nine weeks ended
                           June 29, 1997 and June 30, 1996.................4

                           Consolidated Statements of Cash Flows --
                           Thirty-nine weeks ended June 29, 1997 and
                           June 30, 1996...................................5

                           Notes to Consolidated Financial
                           Statements......................................6


         ITEM 2.           MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.......................7

         ITEM 3.           QUANTITATIVE AND QUALITATIVE
                           DISCLOSURE ABOUT MARKET RISKS..................11


PART II.  OTHER INFORMATION
---------------------------

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K................12

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

                                                                                 June 29,     Sept.29,
                                                                                   1997         1996
                                                                                 --------     --------
                                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS
 Cash                                                                            $     816    $   1,828
 Royalties receivable                                                                  693          710
 Consumer product receivable                                                           558          322
 Inventory                                                                           2,315        2,333
 Deferred pre-opening costs                                                            727          470
 Prepaid expenses and other assets                                                   2,342        2,267
                                                                                 ---------    ---------
   TOTAL CURRENT ASSETS                                                              7,451        7,930

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
 Land                                                                               15,934       14,796
 Buildings                                                                          25,029       22,037
 Leasehold improvements                                                             86,939       82,014
 Equipment                                                                          48,352       45,690
 Construction in progress                                                            3,114        2,119
                                                                                 ---------    ---------
                                                                                   179,368      166,656

Less allowance for depreciation and amortization                                    54,592       46,146
                                                                                 ---------    ---------
                                                                                   124,776      120,510

OTHER ASSETS
 Deferred income taxes                                                               5,696        3,613
 Royalty fee                                                                           262          324
 Liquor licenses and other assets                                                    2,735        2,568
                                                                                 ---------    ---------
                                                                                 $ 140,920    $ 134,945
                                                                                 =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                $   4,838    $   6,009
 Accrued expenses                                                                   11,197        5,163
 Accrued compensation and taxes                                                      2,402        2,187
 Income taxes payable                                                                  833        1,581
 Current portion of long-term debt and capital
  lease obligations                                                                    366          178
                                                                                 ---------    ---------
  TOTAL CURRENT LIABILITIES                                                         19,636       15,118

Long-term debt, net of current portion                                              37,673       37,085
Capital lease obligations, net of current portion                                      915        1,056
Other liabilities                                                                    4,999        4,550

SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value, 1,000,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000,000 shares
  authorized, 13,752,793 and 13,697,526 shares issued and out-
  standing in Fiscal Years 1997 and 1996, respectively                                 138          137
 Additional paid-in capital                                                         53,756       53,509
 Retained earnings                                                                  34,980       34,143
                                                                                 ---------    ---------
                                                                                    88,874       87,789
 Treasury Stock (1,582,973 and 1,500,000 shares at cost,in
                 Fiscal Years 1997 and 1996, respectively)                         (11,177)     (10,653)
                                                                                 ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                                          77,697       77,136
                                                                                 ---------    ---------
                                                                                 $ 140,920    $ 134,945
                                                                                 =========    =========

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)


                                               Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                               --------------------             -----------------------
                                             June 29,         June 30,          June 29,        June 30,
                                              1997              1996              1997             1996
                                              ----              ----              ----             ----
REVENUES
 Restaurant sales                          $ 41,987         $  41,558         $ 120,414         $ 115,930
 Consumer product sales                       2,210             2,118             6,526             6,557
 Franchise income                             1,189             1,018             3,322             3,054
                                           --------         ---------         ---------         ---------
                                             45,386            44,694           130,262           125,541

COSTS AND EXPENSES
 Cost of sales                               11,118            11,579            32,307            32,255
 Labor and benefits                          13,803            13,216            39,996            38,285
 Occupancy                                    6,825             6,732            19,905            19,633
 Other operating costs                        4,027             4,163            11,889            11,545
 General and administrative                   3,338             2,996             9,588             9,205
 Depreciation and amortization                3,183             3,045             9,321             9,529
 Asset impairment charge                      4,000                               4,000             3,937
                                           --------         ---------         ---------         ---------
                                             46,294            41,731           127,006           124,389
                                           --------         ---------         ---------         ---------

OPERATING INCOME (LOSS)                        (908)            2,963             3,256             1,152


OTHER INCOME (EXPENSE)                         (711)             (655)           (1,987)           (2,121)
                                           --------         ---------         ---------         ---------


 Income before income taxes                  (1,619)            2,308             1,269              (969)
 Provision for income taxes                    (549)              831               432              (349)
                                           --------         ---------         ---------         ---------


NET INCOME (LOSS)                          ($ 1,070)        $   1,477         $     837         ($    620)
                                           ========         =========         =========         =========


EARNINGS PER COMMON SHARE                  ($   .09)        $     .12         $     .07         ($    .05)
                                           ========         =========         =========         =========


Weighted average shares outstanding          12,216            12,515            12,256            12,887
                                           ========         =========         =========         =========

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                Thirty-nine Weeks Ended
                                                                  -----------------------
                                                                 June 29,           June 30,
                                                                  1997               1996
                                                                 ------             ------
OPERATING ACTIVITIES
  Net Income (Loss)                                           $    837             $   (620)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                                 9,401                9,605
   Deferred income taxes                                        (2,083)              (2,486)
   Provision for deferred rent                                     446                  533
   (Gain)\Loss on disposal of equipment                            (15)                 282
   Asset impairment charge                                       4,000                3,937
   Changes in operating assets and liabilities,
    net of effects from business acquisitions:
     Royalties\consumer product receivables                         17                   84
     Inventory                                                      18                 (228)
     Prepaid expenses and other assets                          (1,385)              (1,774)
     Accounts payable and other liabilities                      1,024                  437
     Income taxes payable                                         (748)                 789
                                                              --------             --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                11,512               10,559

INVESTMENT ACTIVITIES
  Additions to property, equipment and
   leasehold improvements                                      (13,830)             (18,935)
  Proceeds from sale of fixed assets                             1,103                  136
                                                              --------             --------
                                                               (12,727)             (18,799)

NET CASH USED FOR INVESTING ACTIVITIES

FINANCING ACTIVITIES
  Proceeds from revolving credit agreement                      49,043               44,058
  Principal payments on revolving credit agreement
   and capital lease obligations                               (48,564)             (30,544)
  Purchase of Treasury Stock                                      (524)              (6,473)
  Exercise of stock options                                        248                   63
                                                              --------             --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                        203                7,104
                                                              --------             --------

INCREASE (DECREASE) IN CASH                                     (1,012)              (1,136)
CASH AT BEGINNING OF PERIOD                                      1,828                1,305
                                                              --------             --------

CASH AT END OF PERIOD                                         $    816             $    169
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

NOTE B - ASSET IMPAIRMENT CHARGE

The company adopted Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" during fiscal year 1996. During the third quarter of fiscal year 1997 in accordance with FAS 121, two Pizzeria Uno restaurants were identified as impaired, as the future undiscounted cash flows of each of these units is estimated to be insufficient to recover the related carrying value. As such, the carrying values of these units were written down by $4,000,000 to their estimated fair value.

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




THIRTEEN WEEKS ENDED JUNE 29, 1997 COMPARED TO THIRTEEN WEEKS ENDED
JUNE 30, 1996

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's income statements and operating data for the periods indicated:

                                                                  13 Weeks Ended
                                                                  --------------
                                                            6/29/97               6/30/96
                                                            -------               -------
REVENUES:
Restaurant sales                                            92.5%                  93.0%
Consumer product sales                                       4.9                    4.7
Franchise income                                             2.6                    2.3
                                                           -----                  -----

     Total                                                 100.0%                 100.0%
                                                           -----                  -----

COSTS AND EXPENSES:
Cost of food & beverages (1)                                25.2%                  26.5%
Labor and benefits (1)                                      31.2                   30.3
Occupancy costs (1)                                         15.4                   15.4
Other operating costs (1)                                    9.1                    9.5
General and administrative                                   7.4                    6.7
Depreciation and amortization (1)                            7.2                    7.0
Asset impairment charge (1)                                  9.1
                                                           -----                  -----
Operating income                                            (2.0)                   6.6

Other income (expense)                                      (1.6)                  (1.4)
                                                           -----                  -----
Income before taxes                                         (3.6)                   5.2
Provision for income taxes                                  (1.2)                   1.9
                                                           -----                  -----
Net income                                                  (2.4)%                  3.3%
                                                           =====                  =====

(1) Percentage of restaurant and consumer product sales

NUMBER OF RESTAURANTS AT END OF QUARTER:

Company-owned Uno's - full service                            90                     84
Franchised Uno's - full service                               65                     61

Total revenue increased 1.5% to $45.4 million from $44.7 million last year. Company-owned restaurant sales rose 1.0% to $42 million from $41.6 million last year due primarily to 7.6% growth in store operating weeks of full-service Pizzeria Uno units resulting from the addition of seven restaurants during the past four quarters. Comparable-store sales for the third quarter were 2.8% below the same period last year. Average weekly sales, which includes sales at comparable stores as well as new units, declined 2.5% during the third quarter, reflecting higher-than-average sales levels for the seven newest units opened during the past four quarters.

Consumer product sales increased 4.3% for the third quarter this year to $2,210,000 from $2,118,000 last year. Sales for the frozen product category continue to grow as shipments to contract food service account and American Airlines rose for the quarter. Sales volumes within our fresh refrigerated category experienced modest declines for the quarter, as supermarkets continue to reduce their promotional activities.

Franchise income, which includes royalty income and initial franchise fees, increased 16.8% to $1,189,000 versus $1,018,000 last year. Royalty income increased 18.8% to $1,162,000 this year compared to $978,000 last year as a result of seven new restaurant openings during the past four quarters. Sales for these restaurants during the third quarter averaged approximately $2.1 million, annualized. Initial franchise fees amounted to $27,500 this year compared to $40,000 last year.

For the third fiscal quarter, the Company recorded an operating loss of 908,000 as a result of a $4,000,000 charge in accordance with SFAS 121. The Company recorded this write-down for two full-service Pizzeria Uno units. The writedown represents non-cash adjustments made to reduce assets to net realizable value for each of these restaurants. Exclusive of the FAS 121 charge, operating income for the period was $3,092,000, which represents an operating margin of 6.8%. Last year's operating income was $2,963,000, which represents an operating margin of 6.6%.

Cost of food and beverage as a percentage of restaurant and consumer product sales decreased to 25.2% compared to 26.5% last year. This decline was due primarily to lower cheese costs, but also reflects overall lower commodity costs for many of our menu products. Labor costs increased to 31.2% as a percentage of restaurant and consumer product sales from 30.3% in the prior year due principally to full unit level management staffing and reduced operating leverage as a result of lower sales levels. Occupancy costs was unchanged at 15.4% as a percentage of restaurant and consumer product sales from last year. Other operating costs declined to 9.1% as a percentage of restaurant and consumer product sales from 9.5% last year due primarily to lower advertising expenditures for the period. General and administrative expenditures increased as a percentage of total revenues to 7.4% from 6.7% last year due in part to the costs of additional personnel in the franchise and operations areas and the negative impact of operating leverage as a result of lower sales levels. Depreciation and amortization expenses as a percentage of restaurant and consumer product sales increased slightly to 7.2% from 7.0% last year.

Other expense of $711,000 increased from $655,000 last year due partially to higher interest costs associated with the company's decision to purchase several restaurant properties during the past four quarter. Net income from operations for the quarter, excluding the SFAS 121 charge noted above, was $1,570,000.

THIRTY-NINE WEEKS ENDED JUNE 29, 1997 COMPARED TO THIRTY-NINE WEEKS ENDED JUNE 30, 1996

                                                                   39 Weeks Ended
                                                                   --------------
                                                            6/29/97               6/30/96
                                                            -------               -------
REVENUES:
Restaurant sales                                            92.4%                  92.4%
Consumer product sales                                       5.0                    5.2
Franchise income                                             2.6                    2.4
                                                           ------                 -----

     Total                                                 100.0%                 100.0%
                                                           ------                 ------

COSTS AND EXPENSES:
Cost of food & beverages (1)                                25.5%                  26.3%
Labor and benefits (1)                                      31.5                   31.3
Occupancy costs (1)                                         15.7                   16.0
Other operating costs (1)                                    9.4                    9.4
General and administrative                                   7.4                    7.3
Depreciation and amortization (1)                            7.3                    7.8
Asset impairment charge (1)                                  3.2                    3.2
                                                           ------                 -----
Operating income                                             2.5                     .9

Other income (expense)                                      (1.5)                  (1.7)
                                                           ------                 ------

Income before taxes                                          1.0                    (.8)
Provision for income taxes                                    .3                    (.3)
                                                           ------                 ------
Net income                                                    .7%                   (.5)%
                                                           ======                 =======

(1) Percentage of restaurant and consumer product sales


Total revenue increased 3.8% to $130.3 million from $125.5 million last year. Company-owned restaurant sales rose 3.9% to $120.4 million from $115.9 million last year due primarily to 8.0% growth in store operating weeks of full-service Pizzeria Uno units. Comparable-store sales for for the three quarter of the fiscal year were 1.4% below the same period last year. During the same period, average weekly sales, which includes sales at comparable stores as well as new units, were 1.0% below last year's levels.

Consumer product sales were virtually flat from a year ago at $6,526,000 from $6,557,000 for the first nine months of this fiscal year. Sales volumes in the fresh retail supermarket segment have declined, as competition for prepared food items for consumption at home has increased, as well as supermarkets reducing their overall promotional activities. The Company continues to experience growth in the frozen products and contract food service categories. Several tests with large food service customers are underway and the Company continues to implement programs to supply guests at various hotels, including the DoubleTree Hotel chain, with Uno branded pizzas and calzones.

Franchise income, which includes royalty income and initial franchise fees increased 8.8% to $3,322,000 from $3,054,000 last year. Royalty income increased 8.3% as average weekly sales improved by 2.3% for the first nine months of the fiscal year and operating weeks increased by 5.4%. Franchise fees increased to $130,000 from $107,500 as seven new full-service units have been added during the past four quarters.

Operating income for the first three quarter of the fiscal year was $3,256,000, which represents an operating margin of 2.5%. Last year's operating income of $1,152,000 represents an operating margin of 0.9%. Operating income for both periods includes a charge for asset impairment of $3,937,000 in 1996 and $4,000,000 in 1997, in connection with the Company's adoption of SFAS 121.

Cost of food and beverage as a percentage of restaurant and consumer product sales decreased to 25.5% compared to 26.3% last year. This decline was a result of lower cheese costs as well as other commodity costs having stabilized and/or declined. Labor costs increased slightly to 31.5% this year compared to 31.3% last year as gains in direct labor were offset by somewhat higher unit management costs. Occupancy costs decreased as a percentage of restaurant and consumer product sales to 15.7% from 16.0% due in part to savings generated by a milder winter season. Other operating costs remained unchanged at 9.4% of restaurant and consumer products sales. General and administrative expenditures increased by 4.2% from last year, and as a percentage of total revenue, increased slightly to 7.4% from 7.3% in the prior year. Depreciation and amortization expenses as a percentage of restaurant and consumer product sales declined to 7.3% from 7.8% last year due primarily to lower pre-opening cost amortization as the Company's unit growth rate has moderated.

Other expense of $1,987,000 decreased from $2,121,000 last year due principally to a net loss of approximately $300,000 recorded in fiscal 1996 for the disposition of various fixed assets. In addition, the Company incurred higher interest expense relating to the increased level of debt used to fund the Company's ownership of an increasing number of restaurant properties.


LIQUIDITY AND SOURCES OF CAPITAL

The following table presents a summary of the Company's cash flows for the period ended June 29, 1997.
                                                   (In Thousands)
Net cash provided by operating activities             $11,512
Net cash used in investing activities                 (12,727)
Net cash provided by financing activities                 203
                                                     --------
Increase (Decrease) in cash                           ($1,012)
                                                     =========

Historically, the Company had leased most of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. During the first nine months of fiscal 1997, the Company's investment in property, equipment and leasehold improvements was $13.8 million.

The Company will likely open seven restaurants in fiscal 1997, five of which were open by the third quarter. The average cash investment required to open a full service Pizzeria Uno restaurant, excluding land and pre-opening costs, is approximately $1.6 million.

As of June 29, 1997, the Company had outstanding indebtedness of $32.8 million under its $50 million unsecured revolving credit facility, $1,101,800 in capital lease obligations and $5,022,000 under its mortgage financing. The current revolving credit facility will convert to a three year term loan in December 1997. Advances under the revolving credit facility will accrue interest at the lender's prime rate, or alternatively, 100-175 basis points above LIBOR. The Company anticipates having a new revolving credit facility in place within the next ninety days for the future development of additional restaurants and for working capital.

On January 22, 1997, the Board of Directors of the Company authorized the repurchase of up to 500,000 additional shares of the Company's Common Stock in the market from time to time. The shares of Common Stock to be purchased will be held in treasury and may be used by the Company from time to time for its employee benefit plans. The Company currently has 1,582,973 shares in its treasury account.

The Company announced on June 12, 1997, its intention to commence with a "dutch auction" tender offer for up to 1,000,000 shares of its common stock. Under the terms of the offer, the Company invited stockholders to tender their shares at prices specified by the tendering stockholders within a range of $6.00 to $7.50 per share. The Company reserved the right to purchase more than 1,000,000 shares, and under certain circumstances, less than 1,000,000 share. On July 30, 1997, the Company announced final results of its tender offer. A total of 1,813,462 shares of common stock had been tendered. The Company will pay $7.00 per share for a total of 1,207,624 shares tendered at or below that price. The Company will accept for payment all shares tendered at or below $7.00 per share price, including the 207,624 shares tendered in excess of 1,000,000 shares so no stockholders who tendered at or below that price will be pro rated. The 1,207,624 shares tendered at or below the $7.00 per share price which the Company will accept for payment represents approximately 9.9% of common stock shares outstanding.

The Company believes that existing cash balances, cash generated from operations and borrowing under its revolving line of credit will be sufficient to fund the

Company's capital requirements for the foreseeable future.

The Company is currently obligated under 89 leases, including 86 leases for Company-owned restaurants, two leases for its executive offices, and a lease for an office building containing one of its restaurants.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         NOT-APPLICABLE

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits
                      --------
                      11.   Statement re: computation of per share earnings

                  (b) Reports on Form 8-K
                      -------------------
                      Uno Restaurant Corporation did not file any Reports on Form 8-K during the quarter ended June 29, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 UNO RESTAURANT CORPORATION
                                                 --------------------------
                                                 (Registrant)


Date:    August 11, 1997                     By: /S/ Craig S. Miller
       ------------------                       --------------------
                                                 Craig S. Miller
                                                 Chief Executive Officer


Date:    August 11, 1997                     By: /S/ Robert M. Vincent
       ------------------                       ----------------------
                                                 Robert M. Vincent
                                                 Senior Vice President-Finance,
                                                 and Chief Financial Officer