Form 10-K
period 1997-09-28
UNO RESTAURANT CORP
filed 1997-12-22
CIK 812075

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 28, 1997

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

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

                                      NONE
              ----------------------------------------------------
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of November 28, 1997, was $30,592,618 based on the closing price of $6.25 on that date on the New York Stock Exchange. As of November 28, 1997, 10,965,455 shares of the registrant's Common Stock, $.01 par value, were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 26, 1998 which will be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in
Part III of this report. Portions of the registrant's Registration Statement on Form S-1 (Registration No. 33-13100) (the "1987 Registration Statement"), the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, the registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991, the registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1994, the registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1995, the registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1995, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 22, 1994, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 8, 1995, and the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 26, 1997, are incorporated by reference in Part IV of this Report.

                                     PART I


ITEM 1.  BUSINESS

GENERAL AND DEVELOPMENTS DURING FISCAL YEAR 1997

        The Company owns and operates or franchises a total of 166 restaurants, including 92 owned and 66 franchised casual dining, full-service restaurants under the name "Pizzeria Uno...Chicago Bar & Grill." The Pizzeria Uno restaurants offer a diverse, high-quality menu at moderate prices in a casual, friendly atmosphere. The restaurants feature the Company's signature Chicago-style deep-dish pizza and a selection of entrees, including thin crust pizza, pasta, fajitas, ribs, steak and chicken, as well as a variety of appetizers, salads, sandwiches and desserts. The Company's restaurants average approximately 6,200 square feet with seating for an average of approximately 180 guests. For the fiscal year ended September 28, 1997, Company-owned restaurants averaged $1,818,000 in sales. Company-owned restaurants are located primarily in major markets from New England to Virginia, as well as Florida, Chicago and Denver, and franchised restaurants are located throughout the United States as well as one franchised restaurant in Seoul, Korea.

        The Company acquired the rights to the name "Pizzeria Uno" from the late Ike Sewell, who opened the original Pizzeria Uno restaurant in Chicago, Illinois in 1943 and is considered the originator of Chicago-style deep-dish pizza. The Company opened its first Pizzeria Uno restaurant in 1979.

        During the fiscal year ended September 28, 1997, the Company opened seven full-service restaurants and closed one full-service restaurant. Six full-service franchised restaurants opened during the fiscal year and three full-service franchise restaurants closed. The Company also took over operations of one limited-service unit that previously operated as a franchised unit. During the fiscal year ending September 27, 1998, the Company anticipates opening up to six Company-owned full-service restaurants and up to ten franchised restaurants, including several international restaurants. The timing of these planned openings is subject to various factors, including locating satisfactory sites and negotiating leases and franchise agreements.

        The Company has implemented several strategic initiatives intended to strengthen its position in casual dining and to distinguish its restaurants from quick service pizza, pizza and pasta, and full-service Italian restaurants over the past several years. As part of this strategy, the Company enhanced its kitchen capabilities, to include saute stations, grills and fryers, enabling the Company to improve the quality, breadth and appeal of its non-pizza menu items. This has allowed the Company to be very aggressive in its approach to product development through seasonal menus and targeted specialty offerings. The Company also re-designed its prototype restaurant to replicate the look of an old Chicago warehouse. This prototype was designed as a less serious, more fun experience for our guests and was intended to make the restaurants more consistent with its casual dining theme. In addition, the Company refined the name of its restaurants to "Pizzeria Uno...Chicago Bar & Grill" to communicate its concept and broadened menu to consumers. The Company believes that by keeping its menu offerings current and providing a relaxed, yet fun atmosphere for its patrons, guest satisfaction and frequency will be enhanced.

        The Company continues to expand its channels of distribution to capitalize on the Pizzeria Uno brand name and the appeal of its signature Chicago-style deep-dish pizza. Currently, the Company is distributing refrigerated and frozen Chicago-style deep-dish pizza to approximately 1,000 supermarkets and wholesale price club stores, primarily in New England, for sale in their fresh deli counters and frozen food sections. In August 1997, the Company began shipping proprietary products and recipes to Sainsbury's Supermarket PLC, a British supermarket chain with over 375 locations.

For the past several years, the Company has also been supplying frozen Pizzeria Uno brand, Chicago-style deep-dish pizza to American Airlines for service on its flights and has rolled out a similar pizza product at Pizzeria Uno kiosks in 43 General Cinema theaters. The Company has also entered into a two year agreement with Doubletree Hotels Corporation which will offer Pizzeria Uno brand pizzas and calzones to its guests through the various food venues of the hotels, and is currently in 85 Doubletree units. Several other branded and private label tests are underway with supermarket chains and major foodservice providers.

        In December 1996, the Company entered into a 15 year mortgage loan agreement with MetLife Capital Financial Corporation in the original aggregate principal amount of $5.1 million. The loan agreement is secured by mortgages on five Company owned full-service properties in Orlando, FL, Amherst, NY, Paoli, PA, Williamsburg, VA and Columbus, OH. The loan has a fixed annual interest rate of 8.75% and requires monthly payments of principal and interest.

        In June 1997, the Board of Directors of the Company authorized the repurchase of shares of the Company's Common Stock in a "Dutch Auction" tender offer. The terms of the tender offer provided that the Company would purchase up to 1,000,000 shares of its Common Stock and reserved the right to purchase more than 1,000,000 shares under certain circumstances, at prices, not in excess of $7.50 nor less than $6.00 per share, specified by tendering stockholders. The Company would then select the lowest purchase price that would allow it to purchase the 1,000,000 shares. On July 30, 1997, the Company announced that it had repurchased 1,207,624 shares at a price of $7.00 per share. The total number of shares purchased represented approximately 10% of the shares outstanding at the time.

        During the third quarter of fiscal 1997, the Company recorded special charges in the amount of $4.0 million, consisting of an asset impairment charge of $3.3 million and store closing costs of $700,000. The $3.3 million asset impairment charge was recorded to reduce the carrying value of equipment and leaseholds at two full-service Pizzeria Uno restaurants to their fair market value and resulted from weak operating results and continuing negative cash flow. The store closure costs represent remaining minimum lease payments of one full-service Pizzeria Uno restaurant which was closed during fiscal 1997.

        In September 1997, the Company announced the signing of three international agreements for the development of Pizzeria Uno restaurants in Indonesia, Pakistan and the Middle East. PT. Nadya Vincent Indotama ("Navindo"), the Company's area developer for Indonesia, entered into a development agreement requiring the opening of a minimum of ten Pizzeria Uno restaurants within ten years. A development agreement with Jason Foods, LLC, the Company's area developer for Pakistan, requires the opening of a minimum of 12 units within five years. The Company also signed a letter of intent with Al Bannai Enterprises for its first international master franchise agreement providing for the development of 22 Pizzeria Uno restaurants over seven years in United Arab Emirates, Saudi Arabia, Egypt, Kuwait, Jordan, Oman, Qatar, Bahrain and Lebanon.

        On November 4, 1997, the Company entered into a $55 million revolving credit and term loan facility with Fleet National Bank and BankBoston,N.A. which replaced the Company's $50 million revolving credit facility. The loan agreement includes a seven year $20 million mortgage loan, a five year term loan for $8.4 million and a $26.6 million revolving loan due in October, 2002. The agreement contains certain financial covenants including, a cash flow coverage ratio and consolidated leverage ratio.

RESTAURANT CONCEPT AND MENU

        "Pizzeria Uno...Chicago Bar & Grill" restaurants are full-service, casual dining restaurants, featuring the Company's signature Chicago-style deep-dish pizza and a diverse menu of high quality, moderately-priced menu items. The Company's target market is middle to upper-middle income individuals in the 17 to 49 year-old age group. The restaurants are generally open from 11:00 a.m. to midnight, seven days per week.

        The restaurants feature the Company's signature Chicago-style deep-dish pizzas and a selection of entrees, including thin crust pizza, pasta, fajitas, ribs, steak and chicken, as well as a variety of appetizers, salads, sandwiches and desserts. The Company's signature product, its Chicago-style, deep-dish pizza, filled with ingredients such as fresh meats, spices, vegetables and real cheeses, is baked according to proprietary recipes. The Company believes that its proprietary recipes produce a superior pizza that is difficult to duplicate. At the end of fiscal 1997, the Company's average check per guest for full service Company-owned restaurants was approximately $10.10. For fiscal 1997, sales of alcoholic beverages accounted for approximately 18% of total restaurant sales.

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

        During fiscal 1996, the Company re-designed its prototype restaurant to replicate the look of an old Chicago warehouse. This prototype was designed as a less serious, more fun experience for our guests. The Company now has 15 of these prototypes open, including all seven new restaurant openings during fiscal 1997, and is evaluating existing units for possible conversion to the new prototype. During fiscal 1996 and fiscal 1997, the Company developed several variations of this prototype which allows it to readily adapt to specific new site locations by choosing from this "family" of prototype buildings. Initial sales volumes from the Company-owned prototype units have been very encouraging and will continue to be monitored as they begin to mature.

        To ensure quality and compliance with Company standards, preliminary exterior design, interior and kitchen design for all Company-owned and franchised restaurants are reviewed by the Company. The Company's current prototypes for free-standing restaurants occupy a range of approximately 5,200 to 6,400 square feet, with a seating capacity ranging from 180 to 210 customers.

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

        Historically, the Company has leased most of its restaurants to minimize investment costs. Since fiscal 1992, however, the Company began selectively purchasing real estate to develop new restaurants where available and when the expected long-term cost of owning the real estate is less than the cost of leasing. Of the 100 Company-owned restaurants open as of November 28, 1997, 82 are located in leased facilities and 18 are fee owned properties. See "Item 2. Properties."

RESTAURANT LOCATIONS

        The following tables provide the locations for Company-owned and franchised restaurants as of November 28, 1997.

                         COMPANY-OWNED RESTAURANTS (100)

COLORADO (4)                MASSACHUSETTS (27)          Latham
Aurora                      Boston(5)                   Lynbrook
Denver                      Bellingham                  Massapequa
Greenwood(a)                Braintree                   New York City
Westminster                 Brockton                       Bayside
                            Burlington                     Bay Ridge
CONNECTICUT (6)             Cambridge(2)                   Forest Hills
Danbury                     Danvers                        Manhattan(5)
Fairfield                   Dedham                      Syracuse
Manchester                  Framingham                  Victor
Milford                     Hanover                     Vestal
Newington                   Hyannis(a)                  Yonkers
West Hartford               Kingston
                            Lynnfield(a)                OHIO (2)
FLORIDA (6)                 Newton(2)(c)                Columbus(2)(a)
Altamonte                   Revere
Daytona Beach               Shrewsbury(d)               PENNSYLVANIA (3)
Kissimmee                   Springfield                 Philadelphia (2)(a)
Lake Mary(a)                Waltham (2)(c)              Pittsburgh
Orlando (2)(a)              Westborough
                            Woburn                      RHODE ISLAND (1)
ILLINOIS (8)                                            Warwick
Aurora                      MISSOURI (1)
Chicago (4)(a)(b)           St. Louis                   VERMONT (1)
Gurnee Mills (a)                                        Burlington (a)
Lombard                     NEW HAMPSHIRE(3)
Schaumburg                  Concord                     VIRGINIA (9)
                            Manchester                  Ballston
MAINE (1)                   Nashua                      Fairfax
Portland(a)                                             Falls Church
                            NEW JERSEY (1)              Merrifield
MARYLAND (6)                Paramus                     Newport News
Baltimore                                               Norfolk
Bel Air                     NEW YORK (19)               Potomac Mills(a)
Bethesda                    Albany                      Reston
Ellicott City (a)           Amherst(a)                  Williamsburg(a)
Towson                      Buffalo
Waldorf                     Henrietta                   WASHINGTON, DC(2)
                                                        Cleveland Park
                                                        Union Station



-----------------------
See footnotes on next page

                           FRANCHISED RESTAURANTS (69)

                                  DOMESTIC (68)

ARIZONA (2)                 MASSACHUSETTS (4)           OKLAHOMA (1)
Phoenix                     Holyoke                     Tulsa
Tempe                       Marlborough (d)
                            Springfield(2)(c)           PENNSYLVANIA (9)
CALIFORNIA (11)                                         Doylestown
Cupertino                   MICHIGAN (3)                King of Prussia
Fremont                     Ann Arbor                   Langhorne
Los Angeles                 Birch Run                   Media
Oakland                     Bloomfield                  Philadelphia(3)
San Diego(2)                                            Plymouth Meeting
San Francisco(2)            MINNESOTA (2)               Willow Grove
Santa Clara                 Minnetonka
Visalia                     Edina                       PUERTO RICO (3)
West Hollywood                                          San Juan(2)(c)
                            NEVADA (1)                  San Patricio
FLORIDA (3)                 Las Vegas
Miami                                                   TENNESSEE (1)
Orlando(2)                  NEW JERSEY (4)              Bristol
                            Cherry Hill
INDIANA (2)                 Secaucus                    TEXAS (4)
Indianapolis                South Plainfield            Addison
Merrillville                Wayne                       Arlington
                                                        Ft. Worth
KENTUCKY (3)                NEW YORK (2)                Houston
Lexington                   Poughkeepsie
Louisville (2)              White Plains                WASHINGTON, DC(1)
                                                        Georgetown
                            OHIO (7)
MARYLAND (1)                Cincinnati (2)              WISCONSIN (4)
Deep Creek                  Cleveland (3)               Janesville
                            Dayton                      Milwaukee
                            Mentor                      Madison(2)


                                INTERNATIONAL (1)
KOREA (1)
Seoul


---------------------
(a) Owned property - Pizzeria Uno.
(b) Includes one Mexican restaurant and one limited seating take-out kiosk.
(c) Includes one limited seating, take-out restaurant.
(d) Limited seating, take-out restaurant.

UNIT ECONOMICS

        For the fiscal year ended September 28, 1997, the 85 Company-owned restaurants open for the entire fiscal year generated average restaurant sales of approximately $1,807,000, average restaurant operating income of approximately $195,000 (or 10.8% of sales) and average restaurant operating cash flow of approximately $323,000 (or 17.9% of sales). The 14 Company-owned restaurants opened in fiscal 1996 and fiscal 1997 had an average cash investment of approximately $1,710,000 for building, leasehold improvements, furniture, fixtures and equipment, but excludes land costs and pre-opening expenses. The Company expects that the average cash investment required to open a full-service Pizzeria Uno restaurant will be approximately $1.6 million, excluding land and pre-opening expenses. In the future, the Company anticipates that it will continue to purchase a portion of its new restaurant locations and expects that its total investment for each fee owned unit will range between $2.1 and $2.6 million.

RESTAURANT EXPANSION

        The Company intends to continue opening Company-owned restaurants in three of its primary metropolitan markets, Boston, New York and Baltimore/Washington, D.C. The Company is also engaged in site development efforts in Chicago and Orlando. In fiscal 1997, the Company opened seven restaurants in existing markets. In fiscal 1998, the Company intends to open approximately six restaurants and does not plan to enter any new markets.

        The Company will continue to grant franchisees the right to expand the Pizzeria Uno restaurant business throughout the United States and will aggressively pursue international expansion opportunities.

        In September 1997, the Company announced the signing of three international agreements for the development of Pizzeria Uno restaurants in Indonesia, Pakistan and the Middle East. PT. Nadya Vincent Indotama ("Navindo"), the Company's area developer for Indonesia, entered into a development agreement requiring the opening of a minimum of ten Pizzeria Uno restaurants within ten years. A development agreement with Jason Foods, LLC, the Company's area developer for Pakistan, requires the opening of a minimum of 12 units within five years. The Company also signed a letter of intent with Al Bannai Enterprises for its first international master franchise agreement providing for the development of 22 Pizzeria Uno restaurants over seven years in United Arab Emirates, Saudi Arabia, Egypt, Kuwait, Jordan, Oman, Qatar, Bahrain and Lebanon.

        In fiscal 1997, six full-service franchised restaurants were opened, including the first unit in Seoul, Korea, and three full-service restaurants were closed. During fiscal 1998, the Company expects franchisees to open approximately ten restaurants. See "Item 1. Franchise Program."

OTHER BUSINESS DEVELOPMENTS

        The Company continues to expand its consumer product business principally through distribution of its deep-dish pizza in the fresh deli counters and frozen food sections of approximately 1,000 supermarkets and wholesale price club stores primarily in New England. Currently, the Company believes that Pizzeria Uno deep-dish pizza is the leading brand of fresh, refrigerated pizza sold in New England supermarkets. The Company continues to supply private-label thin-crust pizza to selected New England supermarket chains. The Company is also supplying proprietary products and recipes to Sainsbury's Supermarket PLC, a British supermarket chain with over 375 locations. The Company continues to supply frozen Pizzeria Uno brand, Chicago-style deep-dish pizza to American Airlines for service on its flights and has rolled out a similar pizza product at Pizzeria Uno kiosks in 43 General Cinema theaters. The Company has also entered into a two year agreement with Doubletree Hotels Corporation which will offer Pizzeria Uno brand pizzas and calzones to its guests through the various food venues of the hotels, and is currently in 85 Doubletree units. Several other branded and private label tests are underway with supermarket chains and major foodservice providers.

RESTAURANT MANAGEMENT

        The staff for a typical Pizzeria Uno restaurant consists of one general manager, an assistant general manager, one manager and approximately 50 to 70 hourly employees, many of whom are part-time personnel. Managers of Company-owned restaurants are compensated with a salary plus a performance bonus based on several factors, including restaurant sales and profits.

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

        Each Company-owned restaurant manager and franchisee is required to comply with an extensive operations manual which contains detailed standards and specifications for all elements of operations. The Company monitors system wide compliance by regular visits from Company personnel. The Company employs three operations vice presidents and 13 regional operations directors. The regional directors provide field supervision to both Company-owned and franchised restaurants. Their duties include regular visits and detailed inspections of quality, service and sanitation. As additional restaurants are opened, the Company intends to add qualified regional directors in order to maintain quality control.

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


ADVERTISING AND MARKETING

        For fiscal 1997, the Company spent 2.8% of restaurant and consumer product sales on advertising and marketing. The Company relies primarily on television, radio, direct mail and print advertising. Through an advertising cooperative fund, the Company prepares regional and local advertising materials and also produces menus and promotional programs for both franchised and Company-owned restaurants.

        Franchisees are required to contribute a fee of up to 1.0% of franchised restaurant sales to the advertising cooperative fund, and the Company contributes an equal percentage of Company-owned restaurant sales. Except for the materials prepared and distributed by the Company through the advertising cooperative fund, franchisees are responsible for the implementation of advertising and marketing for their respective restaurants, subject to adherence to Company established guidelines. In addition, the Company's franchise agreement requires franchisees to spend at least 2% of franchised restaurant sales each year on local advertising and public relations.

FRANCHISE PROGRAM

        As of September 28, 1997, the Company had 66 franchised Pizzeria Uno restaurants operated by 42 franchisees located in 18 states, the District of Columbia, Puerto Rico and Seoul, Korea. Historically, franchises were granted on a unit-by-unit basis, rather than by territory. The Company is currently pursuing territorial development with franchisees for construction of more than one restaurant over a certain period of time and within a certain geographic area. In fiscal 1996, the Company signed its first international franchise agreement with the Kolon Group, headquartered in Seoul, Korea. This agreement calls for the opening of a minimum of ten full-service restaurants in Korea within ten years. The Kolon Group's first restaurant opened on September 1, 1997. The Company has also signed a Letter of Intent with Al Bannai Enterprises for a master franchise agreement for the development of 22 Pizzeria Uno restaurants in the Middle East over the next seven years. The Company also entered into international agreements for the development of Pizzeria Uno restaurants in Indonesia and Pakistan. See "-- General and Developments During Fiscal Year 1997" and "--Restaurant Expansion." The Company intends to aggressively pursue international expansion opportunities and is in continual discussions with existing and prospective franchisees for the development of certain geographic areas and expects to grant additional franchises to qualified applicants with restaurant related operating experience and requisite financial resources, both domestically and internationally.

        New domestic franchisees are required to pay at the time the development agreement is signed a non-refundable fee of $25,000 per restaurant committed to be developed. The Company's current franchise agreement also requires franchisees to pay a unit franchise fee of $25,000 per restaurant before signing a franchise agreement for a specific location and a continuing monthly royalty of 5% of restaurant sales. Royalties and franchise fees for international franchises are negotiated on an individual basis. Royalties received by the Company averaged 4.2% of franchised restaurant sales for the fiscal year ended September 28, 1997. The Company has a variable royalty plan that allows royalty rate reductions from contractual rates for those franchised restaurants meeting certain criteria. It is available only to those franchised restaurants that do not achieve minimum sales levels during their first five years of operation in relation to their overall capital investment, including capitalized lease obligations. The minimum royalty rate under the variable royalty plan is 3% and ranges up to 5%. Six franchised restaurants currently qualify for some degree of royalty rate reduction under the variable royalty plan.

        The Company receives weekly and monthly sales reports from its franchisees and, in addition, conducts random test sales audits of all franchisees on an annual basis. Based upon these reports, the Company believes that the average annualized sales for its franchised restaurants in fiscal 1997 was approximately $1.6 million.


        The franchise agreements generally prohibit the Company from granting competing franchises or opening competing restaurants within three miles of a franchised restaurant. The franchise agreements have an initial term of 20 years with three successive ten year renewal periods at the option of the franchisee, provided that the agreement has not previously been terminated by either party. Upon each renewal, the Company may require a franchisee to sign a revised franchise agreement and to make capital expenditures to renovate the restaurant, but may not increase the continuing monthly royalty or charge a renewal fee. The Company retains the right to terminate a franchise agreement for a variety of reasons, including significant and willful understatement of gross receipts, failure to pay fees, material misrepresentation on an application for a franchise, or material breach or default under the franchise agreement, including failure to maintain Company operating standards. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. The Company has the right to audit and receive certain monthly and annual financial and other information from franchisees.

        The Company's initial training program for franchisees is similar to its training program for management trainees and employees in Company-owned restaurants. See "-- Restaurant Management." In order to ensure uniform quality standards, the Company requires franchisees to comply with Company specifications as to space, design and decor, menu items, principal food ingredients and day-to-day operations, as set forth in the Company's operations manual. The Company's executives or field-service personnel on average visit each franchise location at least four times per year.

        The Company guarantees certain limited equipment and leasehold improvement financing to qualified franchisees through an agreement with an unaffiliated finance company. Under this agreement, the Company guarantees financing provided by the finance company to qualified franchisees in the maximum aggregate amount of $1.0 million for all franchisees combined. The Company has also guaranteed up to a maximum of $400,000 of future lease payments in the event of default by a specific franchisee.

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

EMPLOYEES

        As of September 28, 1997, the Company employed approximately 6,389 persons, 126 of whom were corporate personnel and 353 of whom were field service or restaurant managers and trainees. The remaining employees were restaurant personnel, many of whom were part-time. Of the 126 corporate employees, 87 were in management positions and 39 were general office employees.

        The Company considers its employee relations to be good. None of the Company's employees is covered by collective bargaining agreements except for employees of its three restaurants in urban Chicago who are members of the Hotel Employees and Restaurant Employees International Union of the AFL-CIO, and who are subject to a collective bargaining agreement with the Company through November 30, 1999.


TRADEMARKS

        The Company regards its many trademarks and service marks as having significant value and as being an important factor in the marketing of its products. Its most significant marks include "Uno," "Pizzeria Uno," and "Pizzeria Due." The Company's registrations of its significant marks are subject to renewal at various times from 1998 to 2005. However, the Company intends to renew its registration of such marks prior to expiration. The Company has applied for federal registration of the trademark "Pizzeria Uno... Chicago Bar & Grill." The Company's policy is to pursue registration of its marks whenever possible and to oppose strenuously any infringement of its marks. The Company has also initiated efforts toward international trademark registration in support of the Company's plan to expand products and services into international markets. The Company has received one trademark registration in Korea, where the Company has a development agreement with an existing area licensee, and has applied for several other trademark registrations which are still pending. See -- "General and Developments During Fiscal Year 1997" and "Restaurant Expansion." In Korea, Pakistan, Indonesia and other countries, the Company has sought registration of a variety of marks, including "Pizzeria Uno" and "Pizzeria Uno...Chicago Bar & Grill."


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

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company and their ages are as follows:

                                                                        DIRECTOR
       NAME             AGE               TITLE                          SINCE
       ----             ---               -----                          -----

Aaron D. Spencer ...... 66      Chairman and Director                    1979

Craig S. Miller ....... 48      President, Chief Executive               1985
                                Officer, Chief Operating
                                Officer and Director

Robert M. Brown ....... 50      Senior Vice President-                   1987
                                Administration

Alan M. Fox ........... 50      Senior Vice President-                    --
                                Purchasing, President-Uno
                                Foods Inc.

Thomas W. Gathers ..... 41      Senior Vice President-                    --
                                Human Resources and Training

Damon M. Liever ....... 43      Senior Vice President-                    --
                                Marketing

Paul W. MacPhail....... 34      Senior Vice President-                    --
                                Operations

Robert M. Vincent ..... 45      Senior Vice President-                    --
                                Finance, Chief Financial Officer
                                and Treasurer

       The following is certain additional information concerning each executive officer of the Company. When used below, unless otherwise noted, positions held with the Company include positions held with the Company's predecessors.

       Mr. Spencer, the founder of the Company, has been Chairman since 1986 and previously served as the Company's Chief Executive Officer until September 29, 1996 and as the Company's President until 1986. Mr. Spencer has 32 years of experience in the restaurant industry and was the founder and owner of the predecessor of the Company which operated a chain of 24 Kentucky Fried Chicken franchised restaurants at the time the restaurants were sold.

       Mr. Miller has been President and Chief Operating Officer since 1986. He was appointed Chief Executive Officer on September 30, 1996. From 1984 to 1986, he served as a Vice President and then Executive Vice President of the Company. Prior to joining the Company, Mr. Miller spent 11 years with the General Mills, Inc. restaurant subsidiary, including four years in various executive capacities with Casa Gallardo Mexican restaurants and six years with the Red Lobster restaurant chain. Mr. Miller has a total of 30 years of experience in the restaurant industry.

       Mr. Brown has been Senior Vice President-Administration since July 1997 and as Senior Vice President-Finance from 1988 to June 1997. Mr. Brown also served as Chief Financial Officer and Treasurer from 1987 to June 1997. From 1987 to 1988, he served as Vice President-Finance of the Company. From 1984 to 1987, Mr. Brown served as vice president, treasurer and chief financial officer of the waste management subsidiary of Genstar Corporation, and was employed by SCA Services, Inc. from 1980 to 1984, most recently as assistant controller. Mr. Brown is a certified public accountant and has worked in accounting and finance since 1969.

       Mr. Fox has been Senior Vice President-Purchasing since October 1990. Also, since 1990, Mr. Fox has been President of Uno Foods Inc., the Company's subsidiary responsible for retail pizza distribution. Mr. Fox served as Senior Vice President- Purchasing and Development from 1989 to 1990, and served as Vice President of Purchasing from 1988 to 1989. Prior to joining the Company, from 1971 to 1988, Mr. Fox served as Vice President-Purchasing at Worcester Quality Foods, Inc. a wholesale food service distributor. Mr. Fox has a total of 26 years of experience in the restaurant and food service industries.

       Mr. Gathers has been Senior Vice President-Human Resources and Training since November 1992. Mr. Gathers served as Vice President-Human Resources and Training from August 1990 to November 1992. Prior to joining the Company, Mr. Gathers served in several senior training and development functions with the General Mills, Inc. restaurant subsidiary from 1981 to 1990. Mr. Gathers has a total of 21 years of experience in the restaurant industry.

       Mr. Liever has been Senior Vice President-Marketing since January 1994. From 1993 to 1994, he served as Vice President-Marketing of the Company. Prior to joining the Company, Mr. Liever served as Vice President-Marketing for the Black-Eyed Pea restaurant division of Unigate PLC from 1991 to 1993. From 1981 to 1991, Mr. Liever held several senior marketing positions with Pepsico subsidiaries, including Frito-Lay and Taco Bell. Mr.Liever has a total of 16 years of experience in the restaurant industry.

       Mr. MacPhail has been Senior Vice President-Operations since January 1997. From October 1994 to January 1997, he served as Divisional Vice President
- Operations, and from November 1992 to October 1994, he served as a Regional Director of Operations. Prior to that, Mr. MacPhail served with the Company as a General Manager and Senior Operations Manager from 1990 to 1992. Prior to joining the Company, Mr. MacPhail served for 8 years as a General Manager with Ground Round, Inc. Mr. MacPhail has a total of 14 years of experience in the restaurant industry.

       Mr. Vincent has been Senior Vice President-Finance, Chief Financial Officer and Treasurer since July 1997. Prior to that, he served as Vice President-Finance and Controller from November 1992 to June 1997. From April 1992 to October 1992, he served as Controller of the Company. Prior to joining the Company, Mr. Vincent served as Chief Financial Officer and Vice President-Finance at Omega Corporation from 1988 to 1992, and Vice President-Finance at Boston Restaurant Associates from 1985 to 1988. From 1976 to 1985 Mr. Vincent worked at Ogden Corporation in a variety of finance positions. Mr. Vincent has 21 years experience in accounting and finance.

       Officers are elected by, and serve at the pleasure of, the Board of Directors.

       See also "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT," "ITEM 11. EXECUTIVE COMPENSATION," "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 2.  PROPERTIES

       The Company owns a 30,000 square foot production plant in Brockton, Massachusetts. The production plant produces frozen product for service aboard American Airlines flights, at Pizzeria Uno kiosks in General Cinema theaters, Doubletree Hotels and Sainsbury's Supermarkets, as well as fresh, refrigerated pizzas that are sold at deli counters in approximately 1,000 supermarkets and wholesale price club stores throughout New England. This facility provides sufficient capacity to support double the level of sales achieved in fiscal 1997. See "ITEM 1. Other Business Development."

       As of September 28, 1997, the Company leased 80 and owned 17 of the locations for its restaurants. Since fiscal 1992, the Company began selectively purchasing real estate to develop new restaurants where available and when the expected long-term cost of owning the real estate is less than the cost of leasing. A list of Company-owned properties is presented in "ITEM 1. Restaurants Locations." During fiscal 1997, the Company purchased a property in Ellicott City, MD for which restaurant operations commenced on November 17, 1997. The Company intends to purchase approximately two additional restaurant properties in fiscal 1998.

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

       One of the Company-owned restaurants in Boston, Massachusetts is located on the first floor of a six-story office building owned by Aaron D. Spencer, Chairman of the Company. Mr. Spencer has leased the entire building to the Company pursuant to a five-year lease, which ended on March 29, 1997, at a rent of $162,000 per year. The Company is currently negotiating a renewal of this lease and continues to pay $162,000 of rent per year on a tenancy at will basis in the interim. The lease requires that the rent will be increased by 12% of the cost of any improvements to the building made by Mr. Spencer. The Company is responsible for all taxes, utilities, insurance, maintenance and repairs. The lease provided that if Mr. Spencer or the Company terminates the lease, a new lease between the Company and Mr. Spencer relating only to the restaurant space of the building would become effective immediately. The new lease would have a five-year term with two five-year renewal options. Rent under the new lease would be 6.5% of total restaurant revenues but with a minimum rent, determined by independent appraisal, equal to the fair market rent at the time the new lease becomes effective. The Company currently sublets all but the restaurant space at rents which approximate the $162,000 annual rent that it is obligated to pay Mr. Spencer. Management believes that the terms of both the existing lease and the new lease which will become effective upon termination of the existing lease are comparable to those otherwise available in the real estate market.

       The Company's executive offices are located in two adjacent buildings in West Roxbury, Massachusetts. The first, a three-story building owned by Mr. Spencer, is leased to the Company pursuant to a five-year lease, commencing on March 30, 1987, with options to renew for two additional five-year periods. Rent during the initial term of the lease was $30,000 per year. Currently, the second of the two five-year options has been exercised at a rate of $43,200 per year. The Company is responsible for all taxes, utilities, insurance, maintenance and repairs. The adjacent facility, a two-story building owned by Mr. Spencer's children, is also leased to the Company pursuant to a 15 year term commencing on February 1, 1990, with options to renew for three additional five-year periods. Rent during the first five years of the initial term of the lease was $106,800 per year, increasing to $128,160 per year for the next five years, and to $153,792 for the final five years of the initial term of the lease. The Company is responsible for all taxes, utilities, insurance, maintenance and repairs. Rent during any option period will be 120% of the rent for the prior term of the lease. Management believes that the terms of the leases for the two offices are as favorable as otherwise available in the real estate market. With the two buildings, the executive offices currently consist of approximately 25,000 square feet and house the Company's executive, administrative and clerical offices.

       The Company also owns a 12,000 square foot warehouse/training facility in Norwood, Massachusetts. A portion of this facility contains classrooms and is currently being used for the training and instruction of restaurant management trainees. The remainder of the building is warehouse space and is currently being used to store Company records and artifacts used in its restaurant properties.


ITEM 3.  LEGAL PROCEEDINGS

       The Company agreed to a proposed consent order (the "Agreement") with the Federal Trade Commission (the "FTC") on October 23, 1996. The Agreement was announced by the FTC on January 22, 1997 for public comment and became final on March 22, 1997. The Agreement was based on a complaint by the FTC involving a print advertisement which ran once and a television commercial which ran for two weeks. Although the FTC did not allege that the Company intended any deception, it contended that portions of these advertisements misrepresented that all of the Company's thin crust pizzas were low fat. The Company disputed the FTC's interpretation of the commercial, and believed that it had a reasonable basis for the advertising claims in question. However, rather than contest this matter further, the Company chose to accept the proposed Agreement, which, among other things, imposes no fine, orders the Company not to misrepresent the existence or amount of total fat or any other nutrient or substance in any food product containing a baked crust, and requires the Company to maintain substantiation for nutrition claims for its pizza products for five years.

       On January 23, 1997, a class action complaint (the "Complaint") was filed by Rhonda D'Ambrosio against the Company and certain of its subsidiaries in the Suffolk Superior Court of the Commonwealth of Massachusetts. The Complaint alleges that the Company, through its advertisements, made false and misleading representations about the fat content of the Company's thin crust pizzas. The plaintiff seeks to have the action maintained as a class action and seeks to recover unspecified damages allegedly sustained by the plaintiff and the other members of the class. The class is alleged to include all purchasers of the Company's "Thinzettas"(R) thin crust pizzas who relied upon, and sustained damage as a result of, the alleged misrepresentations. The Company intends to defend vigorously against the Complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

       The Company's Common Stock, $.01 par value, is listed on the New York Stock Exchange under the symbol "UNO." The table below sets forth the range of high and low sales prices on the New York Stock Exchange for the period from October 2, 1995 to September 28, 1997:


                                                         COMMON STOCK
                                                            PRICE
                                                      ------------------
                                                       HIGH        LOW
FISCAL YEAR ENDED SEPTEMBER 29, 1996
------------------------------------

First Quarter                                         $8.75      $6.375
Second Quarter                                        $8.125     $5.625
Third Quarter                                         $7.50      $6.50
Fourth Quarter                                        $7.75      $5.625

FISCAL YEAR ENDED SEPTEMBER 28, 1997
------------------------------------

First Quarter                                         $7.875     $6.375
Second Quarter                                        $7.375     $6.375
Third Quarter                                         $7.25      $5.875
Fourth Quarter                                        $7.25      $5.8125

NUMBER OF STOCKHOLDERS

       As of September 28, 1997, there were approximately 2,500 beneficial owners of the Company's Common Stock.

DIVIDENDS

       The Company has never paid any cash dividends on its Common Stock and for the foreseeable future intends to continue its policy of retaining earnings to finance the development and growth of the Company. The Board of Directors may reconsider this policy from time to time in light of conditions then existing, including the Company's earnings performance, financial condition and capital requirements. Pursuant to the Company's $55 million revolving credit and term loan agreement entered into in November 1997, the Company is subject to various financial and operating covenants, including limitations on the payment of cash dividends. The most restrictive limitations, in general, preclude the Company from paying cash dividends, if such payment, when aggregated with certain other payments, would exceed 35% of net income for the then most recent four quarter period or would cause certain net tangible asset and debt ratios to be exceeded.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                              Fiscal Year Ended
                                                                (Amounts in thousands, except per share data)
                                                        --------------------------------------------------------------
                                                        Sept. 28      Sept. 29       Oct. 1      Oct. 2        Oct. 3
                                                          1997          1996          1995        1994          1993
                                                        --------      --------      --------    --------       -------
                                                                                                              (53 wks)

INCOME STATEMENT DATA:

REVENUES
 Restaurant sales....................................   $164,389      $159,581      $146,100    $112,674       $98,234
 Consumer product sales..............................      9,115         8,351         8,477       7,418         7,073
 Franchise income....................................      4,516         4,209         4,129       3,973         3,638
                                                        --------      --------      --------    --------       -------
                                                         178,020       172,141       158,706     124,065       108,945
                                                        --------      --------      --------    --------       -------

COSTS AND EXPENSES
 Cost of food and beverages..........................     43,994        44,064        39,420      30,177        26,024
 Labor and benefits..................................     54,183        51,868        47,377      36,935        32,990
 Occupancy costs.....................................     27,045        26,339        22,925      18,979        17,295
 Other operating costs...............................     16,067        15,890        13,583      10,751         9,166
 General and administrative..........................     13,384        12,155        11,229       9,277         8,233
 Depreciation and amortization.......................     12,469        12,964        10,795       7,655         7,152
 Special charges.....................................      4,000         3,937
                                                        --------      --------      --------    --------       -------
                                                         171,142       167,217       145,329     113,774       100,860
                                                        --------      --------      --------    --------       -------

OPERATING INCOME.....................................      6,878         4,924        13,377      10,291         8,085

INTEREST AND OTHER EXPENSE...........................      2,827         2,481         1,944         845         1,085
                                                        --------      --------      --------    --------       -------

INCOME BEFORE INCOME TAXES...........................      4,051         2,443        11,433       9,446         7,000
 Provision for income taxes..........................      1,378           757         4,230       3,690         2,837
                                                        --------      --------      --------    --------       -------

NET INCOME...........................................   $  2,673      $  1,686     $   7,203    $  5,756      $  4,163
                                                        ========      ========      ========    ========       =======

EARNINGS PER COMMON SHARE............................   $   0.22      $   0.13     $    0.58   $    0.51      $   0.37
                                                        ========      ========      ========    ========       =======

WEIGHTED-AVERAGE SHARES OUTSTANDING                       12,008        12,756        12,364      11,360        11,291
                                                        ========      ========      ========    ========       =======

BALANCE SHEET DATA:

Total assets.........................................   $143,732      $135,065      $125,260     $92,153       $74,735
Long-term debt, net of current portion...............     42,516        37,085        21,750      17,703         8,167
Capital lease obligations, net of current portion....        867         1,056           749         820           472
Treasury stock.......................................     19,877        10,653         2,900
Total shareholders' equity...........................     70,880        77,136        83,127      55,958        49,375



OPERATING DATA:

SYSTEM-WIDE SALES(a)
 Company-owned.......................................   $160,045      $151,178      $136,659    $110,272       $96,540
 Franchised..........................................    101,512        94,718        91,670      87,646        82,590
                                                        --------      --------      --------    --------       -------

TOTAL................................................   $261,557      $245,896      $228,329    $197,918      $179,130
                                                        ========      ========      ========    ========       =======

                                                                              Fiscal Year Ended
                                                                (Amounts in thousands, except per share data)
                                                        --------------------------------------------------------------
                                                        Sept. 28      Sept. 29       Oct. 1      Oct. 2        Oct. 3
                                                          1997          1996          1995        1994          1993
                                                        --------      --------      --------    --------       -------
                                                                                                              (53 wks)

AVERAGE RESTAURANT SALES(b)
 Company-owned.......................................    $1,818        $1,846        $1,925      $1,886        $1,807
 Franchised..........................................     1,579         1,549         1,552       1,488         1,387


NUMBER OF RESTAURANTS
Company-owned(c).....................................        97            92            87          66            57
Franchised(d)........................................        69            67            61          61            58
                                                         ------        ------        ------      ------        ------

TOTAL AT YEAR END....................................       166           159           148         127           115
                                                         ======        ======        ======      ======        ======


--------------------
(a) Pizzeria Uno full-service restaurants.
(b) Pizzeria Uno full-service restaurants, annualized.
(c) Includes one Mexican restaurant four quick-service Uno units in 1997 ; one Mexican restaurant, two Bay Street Grill restaurants and three quick-service Uno units in 1996; one Mexican restaurant, three Bay Street Grill restaurants and four quick-service Uno units in 1995; one Mexican restaurant and two quick-service Uno units in 1994; one Mexican restaurant and one quick-service Uno unit in 1993.
(d) Includes three quick-service Uno units in 1997; four quick-service Uno units in 1996; two quick-service units in 1995 and 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's income statements and operating data for the periods indicated:

                                                         52 Weeks            52 Weeks            52 Weeks
                                                          Ended               Ended               Ended
                                                         9/28/97             9/29/96             10/1/95
                                                         --------            --------            --------
REVENUES:
 Restaurant sales.................................         92.4%               92.7%               92.1%
 Consumer product sales...........................          5.1                 4.9                 5.3
 Franchise income ................................          2.5                 2.4                 2.6
                                                          -----               -----               -----
  Total ..........................................        100.0               100.0               100.0


COSTS AND EXPENSES:
 Cost of food and beverages (1) ..................         25.4                26.2                25.5
 Labor and benefits (1) ..........................         31.2                30.9                30.6
 Occupancy costs (1) .............................         15.6                15.7                14.8
 Other operating costs (1) .......................          9.3                 9.5                 8.8
 General and administrative ......................          7.5                 7.1                 7.1
 Depreciation and amortization(1).................          7.2                 7.7                 7.0
 Special charges (1) .............................          2.3                 2.3

OPERATING INCOME..................................          3.9                 2.9                 8.4

INTEREST AND OTHER EXPENSE .......................         (1.6)               (1.5)               (1.2)
                                                          -----               -----               -----

INCOME BEFORE INCOME TAXES........................          2.3                 1.4                 7.2
Provision for income taxes .......................           .8                  .4                 2.7
                                                          -----               -----               -----
NET INCOME .......................................          1.5%                1.0%                4.5%
                                                          =====               =====               =====

(1) Percentage of restaurant and consumer product sales


FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

         Total revenues increased 3.4% to $178.0 million in fiscal 1997 from $172.1 million in the prior year. Company-owned restaurant sales increased 3.0% to $164.4 million from $159.6 million in the prior year, due primarily to a 7.5% increase in operating weeks of full-service Pizzeria Uno restaurants resulting from the addition of seven restaurants during the past four quarters. Comparable store sales for the 52 weeks ended September 28, 1997 declined by 1.7%, while average weekly sales, which includes sales at comparable stores as well as new units, were 1.5% below last year. Sales levels for the Company's new prototype units were 5% above the Company system average for the year.

         Consumer product sales increased 9.2% to $9.1 million from $8.4 million in fiscal 1996. Sales in the foodservice category have increased significantly as sales to American Airlines increased approximately 37% during fiscal 1997. Also the addition of new business due to the expansion of the Doubletree Hotels and General Cinema programs has contributed to the growth in the foodservice category. There was a decline in sales volumes for existing customers in the fresh refrigerated and wholesale club categories of the business. During the fourth quarter the Company began shipments to an international supermarket chain, Sainsbury's Supermarket PLC, and continues to test several branded and private label products with other supermarket and foodservice providers. See "Item 1 Business - General and Developments During Fiscal Year 1997" and "- Other Business Developments."

         Franchise income increased 7.3% to $4.5 million in fiscal 1997 from $4.2 million the prior year. Royalty income increased 7.1% in fiscal 1997, as average weekly sales increased by 2.3%. Operating weeks increased by 5.6%, as six new full-service restaurants opened and three full-service units closed in fiscal 1997. Sales volumes for the six new franchised restaurants opened in fiscal 1997 annualized at approximately $2.1 million. Initial franchise fees totaled $182,500 for fiscal 1997 compared to $162,500 in fiscal 1996.

         During the third quarter of fiscal 1997, the Company recorded special charges in the amount of $4.0 million, consisting of an asset impairment charge of $3.3 million and store closing costs of $0.7 million. The $3.3 million asset impairment charge was recorded to reduce the carrying value of equipment and leaseholds at two full-service Pizzeria Uno restaurants to their fair market value and resulted from weak operating results and continuing negative cash flow. The store closure costs represent remaining minimum lease payments of one full-service Pizzeria Uno restaurant which was closed during fiscal 1997. In fiscal 1996, the Company recorded an asset impairment charge of $3.9 million to adjust the carrying value of those assets identified as impaired. The charge consisted of $1.0 million for three Uno Pizza Takery's, $1.6 million for one full-service Uno restaurant and $1.3 million for certain assets of three Bay Street Grill restaurants. The assets written down include the Bay Street trademark and leasehold improvements and equipment of the aforementioned stores.

         Operating income, was $6.9 million which represents an operating margin of 3.9% for fiscal year 1997. For fiscal year 1996, operating income was $4.9 million which represents an operating margin of 2.9%. Operating income, exclusive of the special charges, was $10.9 million which represents an operating margin of 6.1% for fiscal year 1997. Fiscal year 1996 operating income, exclusive of the $3.9 million asset impairment charge, was $8.9 million, which represents an operating margin of 5.1%. The improvement in operating income and operating margin in fiscal 1997 was due to lower cost of sales, a reduction in advertising spending and lower pre-opening amortization.

         Cost of food and beverages as a percentage of restaurant and consumer product sales decreased to 25.4% for fiscal 1997 from 26.2% the prior year. This decline primarily reflects lower cheese costs and overall lower commodity prices on key product ingredients. Partially offsetting these decreases were changes in menu products, promotions and pricing intended to enhance customers' value perception.

         Labor and benefits as a percentage of restaurant and consumer product sales increased slightly to 31.2% for fiscal 1997 from 30.9% the prior year, principally due to an increase in the average hourly wage rate and increasing salaries for entry level managers. The increase in the average hourly wage rate, due primarily to the increase in the federal minimum wage increase, was partially offset by productivity gains in restaurant operations.

         Occupancy costs as a percentage of restaurant and consumer product sales decreased to 15.6% for fiscal 1997 from 15.7% the prior year due to slightly lower real estate taxes and a reduction in repair & maintenance expense.

         Other operating costs decreased as a percentage of restaurant and consumer product sales to 9.3% for fiscal 1997 from 9.5% the prior year, primarily due to lower advertising expenditures.

         General and administrative expenses as a percentage of total revenues for fiscal year 1997 increased to 7.5% from 7.1% in fiscal 1996. This increase was due to higher legal expense related to the resolution of several legal matters (none of which were material), and higher salary and benefit expense relating to increased staffing in the franchise and operations areas.

         Depreciation and amortization expense as a percentage of restaurant and consumer product sales decreased to 7.2% for fiscal 1997 from 7.7% the prior year, due to lower pre-opening amortization.

         Other expense increased to $2.8 million or 1.6% as a percentage of total revenues in fiscal 1997 from $2.5 million or 1.5% of total revenues in the prior year. This increase was principally due to higher interest expense associated with the increased level of debt due to the Company's ownership of an increasing number of restaurant properties and the repurchase of 1.2 million shares under the "Dutch Auction" tender offer.

         The effective income tax rate increased to 34% for fiscal 1997 from 31% in fiscal 1996, primarily due to the impact of tax credits, which remained consistent from fiscal 1996, being applied against a higher pre-tax income.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

         Total revenues increased 8% to $172.1 million in fiscal 1996 from $158.7 million in the prior year. Company-owned restaurant sales increased 9.2% to $159.6 million due primarily to a 15.4% increase in operating weeks of full-service Pizzeria Uno restaurants resulting from the addition of seven restaurants during fiscal 1995. Comparable store sales for the 52 weeks ended September 29, 1996, declined by 1.3%, while average weekly sales, which includes sales at comparable stores as well as new units, were 4.1% below last year.

         Consumer product sales declined slightly to $8.4 million in fiscal 1996 from $8.5 million in fiscal 1995. Sales to American Airlines declined by approximately 25% during fiscal 1996, which the company believes was due to a reduction of the number of flights on which food service was offered. This sales decline was mostly offset by new business within the frozen products and contract food service categories, and modest growth in sales volumes for existing customers in the fresh refrigerated segment.

         Franchise income increased 1.9% to $4.2 million in fiscal 1996 from $4.1 million the prior year. Royalty income increased 1% in fiscal 1996, as average weekly sales increased by .2% and operating weeks increased by 3.4%, resulting from five new full-service restaurants opened during fiscal 1995. Initial franchise fees totaled $162,500 for fiscal 1996 compared to $125,000 in fiscal 1995.

         The Company's operating income of $4.9 million includes special charges for asset impairment of $3.9 million in connection with the adoption of SFAS 121 during the second fiscal quarter in 1996. The Company recorded this write-down for three Uno Pizza Takery's, one full-service Pizzeria Uno unit and a partial write-down of its investment in three Bay Street Grill units, the Company's seafood test concept. The write-down represents non-cash adjustments made to reduce assets to net realizable value for each of these restaurants.

         Operating income, exclusive of the asset impairment charge, was $8.9 million which represents an operating margin of 5.3% for fiscal year 1996. Fiscal year 1995 operating income was $13.4 million, which represents an operating margin of 8.4%. The decline in operating income and operating margin in fiscal 1996, is due to lower sales levels at comparable stores and new units, as well as the cost factors mentioned below.

         Cost of food and beverages as a percentage of restaurant and consumer product sales increased to 26.2% for fiscal 1996 from 25.5% the prior year. This percentage cost increase primarily reflects substantially higher cheese costs, but also reflects changes in menu products and menu pricing intended to enhance customers' value perception.

         Labor and benefits as a percentage of restaurant and consumer product sales increased slightly to 30.9% for fiscal 1996 from 30.6% the prior year, principally due to additional training costs associated with the introduction of a revised menu during the first half of fiscal 1996. Labor costs as a percentage of restaurant and consumer product sales for the last six months of fiscal 1996 were virtually flat compared to the last half of fiscal 1995.

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

         General and administrative expenses as a percentage of total revenues for fiscal 1996 remained unchanged from fiscal 1995 at 7.1%.

         Depreciation and amortization expense as a percentage of restaurant and consumer product sales increased to 7.7% for fiscal 1996 from 7% the prior year, due to increased capital expenditures for facility renovations and the effect of lower sales levels at comparable stores and new units.

         Other expense increased to $2.5 million or 1.5% as a percentage of total revenues in fiscal 1996 from $1.9 million or 1.2% of total revenues in the prior year. This increase was principally due to higher interest expense associated with the increased level of debt used to repurchase approximately 1.1 million shares of the Company's common stock, and its ownership of an increasing number of restaurant properties.

         The effective income tax rate declined to 31% for fiscal 1996 from 37% in fiscal 1995, primarily due to the impact of tax credits, which remained consistent from fiscal 1995, being applied against a lower pre-tax income.

LIQUIDITY AND SOURCES OF CAPITAL

         The following table (000's omitted) presents a summary of the Company's cash flows for fiscal 1997.


Net cash provided by operating activities.......       $ 20,073
Net cash used in investing activities...........        (19,682)
Net cash provided by financing activities.......           (733)
                                                       --------
Decrease in cash ...............................       $   (342)
                                                       ========

         Historically, the Company has leased most of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from operating cash flow, equity offerings and from the issuance of senior, unsecured notes and short-term borrowing under revolving lines of credit. During fiscal 1997, the Company's investment in property, equipment and leasehold improvements was $20.0 million.

         The Company opened seven restaurants during fiscal 1997 and currently plans to open up to six restaurants in fiscal 1998. The Company expects that the average cash investment required to open a full-service Pizzeria Uno restaurant, excluding land and pre-opening costs, will be approximately $1.6 million.

         As of September 28, 1997, the Company had outstanding indebtedness of $40.5 million under its $50 million unsecured revolving credit facility (the "$50 million revolver"), $5.1 million under its MetLife Capital mortgage program, and $1.1 million in capital lease obligations. The Company recently entered into a $55 million credit facility ( the "$55 million facility") to replace the $50 million revolver. The $55 million facility consists of three components, a $26.6 million unsecured revolver, a $20 million secured mortgage facility and a $8.4 million loan. The $26.6 million unsecured revolver is due in October 2002. The $20 million secured mortgage facility is due in 27 quarterly installments of $500,0000 plus interest commencing on January 31, 1998 with a final installment of the outstanding principal plus interest due in October 2004. The $8.4 million term loan is due in 20 quarterly installments of $420,000 plus interest commencing on January 31, 1998. Amounts borrowed under the $55 million facility accrue interest at variable rates based on, at the election of the Company, either the LIBOR plus 100-175 basis points or prime plus 0-50 basis points. The Company anticipates using the unsecured revolver of the $55 million facility for the development of additional restaurants and for working capital needs. The Company used the proceeds of the $20 million secured mortgage facility component to refinance certain owned properties and used the $8.4 million term loan component to finance the "Dutch Auction" tender offer completed in the fourth quarter of fiscal 1997.

         In December 1996, the Company entered into a 15 year mortgage loan agreement with MetLife Capital Financial Corporation in the original aggregate principal amount of $5.1 million. The loan agreement is secured by mortgages on five Company owned full-service properties in Orlando, FL, Amherst, NY, Paoli, PA, Williamsburg, VA and Columbus, OH. The loan has a fixed annual interest rate of 8.75% and requires monthly payments of principal and interest.

         In October 1995, the Company entered into a five year interest rate swap agreement involving the exchange of floating rate interest payment obligations for fixed rate interest payment obligations. The notional amount of this interest rate swap agreement was $20 million. The Company entered into this agreement in order to manage interest costs and risks associated with fluctuating interest rates.

         In June 1997, the Board of Directors of the Company authorized the repurchase of 1.0 million shares of the Company's Common Stock though a "Dutch Auction" tender offer. The terms of the tender offer provided that the Company would purchase up to 1,000,000 shares (subject to increase under certain circumstances) of its Common Stock at prices, not in excess of $7.50 nor less then $6.00 per share, specified by tendering stockholders. The Company would than select the lowest purchase price that would allow it to purchase the 1,000,000 shares. On July 31, 1997 the Company announced that it had repurchased 1,207,624 shares at a price of $7.00 per share. The total number of shares purchased represented approximately 10% of the shares outstanding at the time.

         The Company believes that existing cash balances, cash generated from operations and borrowing under its $55 million facility will be sufficient to satisfy the Company's working capital and capital expenditure requirements for the foreseeable future.

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

FORWARD-LOOKING INFORMATION

         Certain information in this Annual Report on Form 10-K including, but not limited to, statements found in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," may be forward-looking statements. Actual results might differ materially from those projected in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Company's ability to open new restaurants and operate new and existing restaurants profitably, which will depend upon a number of factors including the availability of suitable sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the hiring, training and retaining of skilled management, and the availability of adequate financing; changes in local, regional and national economic conditions, especially economic conditions in the areas in which the Company's restaurants are concentrated; increasingly intense competition in the restaurant industry; changes in consumer tastes and eating habits; increases in food, labor, employee benefits and similar costs; and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission and the more detailed factors discussed in the Company's Registration Statement on Form S-2 (Reg. No. 33-59193).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are listed under Part IV, Item 14 in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  INDEX TO FINANCIAL STATEMENTS
                                                                   Page
                                                                   ----

       Report of Independent Auditors ...........................   33
       Consolidated Balance Sheets -- September 28, 1997 and
        September 29, 1996 ......................................   34
       Consolidated Statements of Income -- Years ended
        September 28, 1997, September 29, 1996, and
        October 1, 1995 .........................................   35
       Consolidated Statements of Shareholders' Equity --
        Years ended September 28, 1997, September 29, 1996, and
        October 1, 1995 .........................................   36
       Consolidated Statements of Cash Flows -- Years ended
        September 28, 1997, September 29, 1996, and
        October 1, 1995 .........................................   37
       Notes to Consolidated Financial Statements ...............   38

    2.  FINANCIAL STATEMENT SCHEDULES

        All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    3.  EXHIBITS

      (3)      ARTICLES OF INCORPORATION AND BY-LAWS.

      (a)      Restated Certificate of Incorporation, as amended, filed as
               Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1995 (the "April 2, 1995 Form 10-Q").*

      (b)      By-laws filed as Exhibit 3.2 to the April 2, 1995 Form 10-Q.*

      (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

      (a) Specimen Certificate of Common Stock filed as Exhibit 4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1991 (the "1991 Annual Report on Form 10-K").*

      (10)     MATERIAL CONTRACTS.

      (a) Lease between the Company and Aaron D. Spencer dated March 30, 1987 for premises in West Roxbury, Massachusetts, filed as
               Exhibit 10.2 to the Registration Statement on Form S-1 (Registration No.33-13100)(the "1987 Registration Statement").*

      (b) Lease between the Company and Aaron D. Spencer dated March 30, 1987 for premises in Boston, Massachusetts, filed as Exhibit 10.3 to the 1987 Registration Statement.*

      (c) Lease between Uno Restaurants, Inc. and Lisa S. Cohen and Mark N. Spencer dated February 1, 1990 for premises in West Roxbury, Massachusetts, filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (the "1990 Annual Report on Form 10- K").*

      (d) Form of Franchise Agreement and Area Franchise Agreement, filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996 (the "1996 Annual Report on Form 10-K").*

      (e) Uno Restaurant Corporation 1987 Employee Stock Option Plan, as amended, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on February 22, 1994.* **

      (f) Uno Restaurant Corporation 1989 Non-Qualified Stock Option Plan for Non- Employee Directors, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on February 8, 1995.* **

      (g) Uno Restaurant Corporation 1993 Non-Qualified Stock Option Plan for Non- Employee Directors, as amended. **

      (h) Uno Restaurant Corporation 1997 Employee Stock Option Plan, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on February 26, 1997.* **

      (i) Form of Indemnification Agreement between the Company and its Directors filed as Exhibit 10.6 to the 1987 Registration Statement.* **

      (j) Variable Royalty Plan for Franchises, filed as Exhibit 10(l) to the 1991 Annual Report on Form 10-K.*

      (k) Interest Rate Swap Agreement between Fleet Bank of Massachusetts, N.A. and Uno Restaurants, Inc. Dated October 25, 1995, filed as
               Exhibit 10(k) to the 1995 Annual Report on Form 10-K.*

      (l) Note between the Company and Craig S. Miller dated January 23, 1996, filed as Exhibit 10(l) to the 1996 Annual Report on Form 10-K * **

      (m) Form of Change in Control Protection Agreements between Uno Restaurant Corporation and Mr. Spencer and Mr. Miller. **

      (n) Form of Change in Control Protection Agreements between Uno Restaurant Corporation and its Senior Vice Presidents. **

      (o) Form of Change in Control Protection Agreements between Uno Restaurant Corporation and its other officers. **

      (p) Master Lease-Purchase Agreement between ORIX Credit Alliance, Inc., as Lessor, and Massachusetts Industrial Finance Agency, as Lessee, dated April 19, 1994, and Master Sublease-Purchase Agreement between Massachusetts Industrial Finance Agency, as Sublessor, and Uno Foods Inc. as Sublessee, dated April 19, 1994 filed as Exhibit 10(s) to the 1994 Annual Report on Form 10-K.*

      (q) MetLife Capital Financial Corporation Mortgage Notes: $1,875,000 8.75% Note dated December 23, 1996 of 8250 International Drive Corporation, $825,000 8.75% Note dated December 23, 1996 of Saxet Corporation, $900,000 8.75% Note dated December 23, 1996 of Saxet Corporation, $675,000 8.75% Note dated January 30, 1997 of Saxet Corporation, $825,000 8.75% Note dated February 27, 1997 of Saxet Corporation, each payable to the order of MetLife Capital Financial Corporation.

      (r)      Note between the Company and Craig S. Miller dated April 1, 1997.
               **

      (s) $55,000,000 Revolving Credit and Term Loan Agreement dated as of November 4, 1997 by and among Uno Restaurants, Inc. and Saxet Corp., as Borrower, Uno Foods Inc., Pizzeria Uno Corporation, URC Holding Company, Inc. and Uno Restaurant Corporation, as Guarantors, and Fleet National Bank, as Agent and BankBoston, N.A. as Co-Agent (without exhibits).

      (11)     Statement Re: Computation of Per Share Earnings.

      (21)     Subsidiaries of the Registrant.

      (23)     Consent of Ernst & Young LLP, Independent Auditors.

      (27)     Financial Data Schedule.

------------------------
* In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.
** Management Contract

(b)  REPORTS ON FORM 8-K

        During the fiscal year ended September 28, 1997, the Company filed a Current Report on Form 8-K dated July 3, 1997 reporting under "Item 5. Other Events" a $4.0 million pre-tax charge for the fiscal quarter ended June 29, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)      Uno Restaurant Corporation
             -------------------------------------

By (Signature and Title)             /s/ Robert M. Vincent
                                     -------------------------------------------
                                     Robert M. Vincent, Senior Vice President
Date  December 19, 1997
      -----------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By (Signature and Title)             /s/ Aaron D. Spencer
                                     -------------------------------------------
                                     Aaron D. Spencer,
                                     Chairman and Director
Date  December 19, 1997
      -----------------

By (Signature and Title)             /s/ Craig S. Miller
                                     -------------------------------------------
                                     Craig S. Miller,
                                     President, Chief Executive Officer, Chief
                                     Operating Officer and Director
                                     (Principal Executive Officer)
Date  December 19, 1997
      -----------------

By (Signature and Title)             /s/ Robert M. Vincent
                                     -------------------------------------------
                                     Robert M. Vincent,
                                     Senior Vice President-Finance, Chief
                                     Financial Officer and Treasurer
                                     (Principal Financial Officer)
Date  December 19, 1997
      -----------------

By (Signature and Title)             /s/ Robert M. Brown
                                     -------------------------------------------
                                     Robert M. Brown,
                                     Senior Vice President-Administration
                                     and Director
Date  December 19, 1997
      -----------------

By (Signature and Title)             /s/ John T. Gerlach
                                     -------------------------------------------
                                     John T. Gerlach, Director
Date  December 19, 1997
      -----------------

By (Signature and Title)             /s/ S. James Coppersmith
                                     -------------------------------------------
                                     S. James Coppersmith, Director
Date  December 19, 1997
      -----------------

By (Signature and Title)             /s/ Stephen J. Sweeney
                                     -------------------------------------------
                                     Stephen J. Sweeney, Director
Date  December 19, 1997
      -----------------

By (Signature and Title)             /s/ James F. Carlin
                                     -------------------------------------------
                                     James F. Carlin, Director
Date  December 19, 1997
      -----------------

                         Report of Independent Auditors


The Board of Directors
Uno Restaurant Corporation


We have audited the accompanying consolidated balance sheets of Uno Restaurant Corporation and subsidiaries (the Company) as of September 28, 1997 and September 29, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uno Restaurant Corporation and subsidiaries at September 28, 1997 and September 29, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 28, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in fiscal year 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."
                                                              Ernst & Young LLP


Boston, Massachusetts
November 4, 1997

                   Uno Restaurant Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                      SEPTEMBER 28 1997        SEPTEMBER 29 1996
                                                                      ------------------------------------------
                                                                                    (In thousands)
ASSETS
Current assets:
   Cash                                                                    $  1,486                 $  1,828
   Royalties receivable                                                         728                      710
   Consumer products receivable                                                 844                      322
   Inventory                                                                  2,326                    2,333
   Deferred pre-opening costs                                                   949                      470
   Prepaid expenses and other assets                                          1,959                    2,387
                                                                      ------------------------------------------

Total current assets                                                          8,292                    8,050

Property, equipment and leasehold improvements, net                         125,357                  120,510

Deferred income taxes                                                         6,599                    3,613


Liquor licenses and other assets                                              3,484                    2,892
                                                                      ------------------------------------------

                                                                           $143,732                 $135,065
                                                                      ==========================================


                                                                      SEPTEMBER 28 1997        SEPTEMBER 29 1996
                                                                      ------------------------------------------
                                                                      (Dollar amounts in thousands, except share
                                                                                         data)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $  6,966                 $  6,009
   Accrued expenses                                                           7,563                    5,033
   Accrued compensation and taxes                                             2,641                    2,187
   Income taxes payable                                                       2,076                    1,581
   Current portions of long-term debt and capital lease
     obligations                                                              3,132                      178
                                                                      ------------------------------------------
Total current liabilities                                                    22,378                   14,988

Long-term debt, net of current portion                                       42,516                   37,085
Capital lease obligations, net of current portion                               867                    1,056
Other liabilities                                                             7,091                    4,800

Commitments and contingencies


Shareholders' equity:
   Preferred Stock, $1.00 par value, 1,000,000 shares authorized, no shares issued or outstanding
   Common Stock, $.01 par value, 25,000,000 shares authorized,
     13,754,480 shares in 1997 and 13,697,526 shares in 1996 issued             138                      137

   Additional paid-in capital                                                53,803                   53,509
   Retained earnings                                                         36,816                   34,143
                                                                      ------------------------------------------
                                                                             90,757                   87,789
   Treasury Stock (2,790,597 shares in 1997 and
     1,500,000 shares in 1996, at cost)                                     (19,877)                 (10,653)
                                                                      ------------------------------------------
Total shareholders' equity                                                   70,880                   77,136
                                                                      ------------------------------------------

                                                                           $143,732                 $135,065
                                                                      ==========================================

See accompanying notes.

                   Uno Restaurant Corporation and Subsidiaries

                        Consolidated Statements of Income



                                                                            YEAR ENDED
                                                         ----------------------------------------------
                                                         SEPTEMBER 28      SEPTEMBER 29      OCTOBER 1
                                                             1997              1996             1995
                                                         ----------------------------------------------
                                                                  (Amounts in thousands, except
                                                                         per share data)
Revenues:
   Restaurant sales                                        $164,389          $159,581          $146,100
   Consumer product sales                                     9,115             8,351             8,477
   Franchise income                                           4,516             4,209             4,129
                                                         ----------------------------------------------
                                                            178,020           172,141           158,706

Costs and expenses:
   Cost of food and beverages                                43,994            44,064            39,420
   Labor and benefits                                        54,183            51,868            47,377
   Occupancy costs                                           27,045            26,339            22,925
   Other operating costs                                     16,067            15,890            13,583
   General and administrative                                13,384            12,155            11,229
   Depreciation and amortization                             12,469            12,964            10,795
   Special charges                                            4,000             3,937
                                                         ----------------------------------------------
                                                            171,142           167,217           145,329
                                                         ----------------------------------------------
Operating income                                              6,878             4,924            13,377

Other expense:
   Interest expense                                           2,695             2,358             1,924
   Other expense                                                132               123                20
                                                         ----------------------------------------------
                                                              2,827             2,481             1,944
                                                         ----------------------------------------------
Income before income taxes                                    4,051             2,443            11,433

Provision for income taxes                                    1,378               757             4,230
                                                         ----------------------------------------------

Net income                                                 $  2,673          $  1,686          $  7,203
                                                         ==============================================

Earnings per common share                                  $    .22          $    .13          $    .58
                                                         ==============================================

Weighted-average number of common shares                     12,008            12,756            12,364
                                                         ==============================================

See accompanying notes.

                   Uno Restaurant Corporation and Subsidiaries

                 Consolidated Statements of Shareholders' Equity


                                                    COMMON STOCK         ADDITIONAL
                                                ------------------        PAID-IN       RETAINED      TREASURY
                                                SHARES      AMOUNT        CAPITAL       EARNINGS        STOCK         TOTAL
                                                ----------------------------------------------------------------------------
                                                                           (Amounts in thousands)

Balance at October 2, 1994                       9,072       $ 91         $30,613        $25,254                     $55,958
   Net income                                                                              7,203                       7,203
   Five-for-four stock split                     2,275         23             (23)
   Sale of Common Stock,  net of
     offering costs                              2,300         23          22,541                                     22,564
   Exercise of stock options                        35                        226                                        226
   Purchase of Treasury Stock                                                                         $ (2,900)       (2,900)
   Tax benefit from exercise of
      nonqualified stock options                                               76                                         76
                                                -----------------------------------------------------------------------------
Balance at October 1, 1995                      13,682        137          53,433         32,457        (2,900)       83,127
   Net income                                                                              1,686                       1,686
   Exercise of stock options                        16                         63                                         63
   Purchase of Treasury Stock                                                                           (7,753)       (7,753)
   Tax benefit from exercise of
     nonqualified stock options                                                13                                         13
                                                -----------------------------------------------------------------------------
Balance at September 29, 1996                   13,698        137          53,509         34,143       (10,653)       77,136
   Net income                                                                              2,673                       2,673
   Exercise of stock options                        57          1             257                                        258
   Purchase of Treasury Stock                                                                           (9,224)       (9,224)
   Tax benefit from exercise of
     nonqualified stock options                                                37                                         37
                                                -----------------------------------------------------------------------------

Balance at September 28, 1997                   13,755       $138         $53,803        $36,816      $(19,877)      $70,880
                                                =============================================================================

See accompanying notes.

                   Uno Restaurant Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                      YEAR ENDED
                                                                  ------------------------------------------------
                                                                  SEPTEMBER 28       SEPTEMBER 29        OCTOBER 1
                                                                      1997               1996              1995
                                                                  ------------------------------------------------
                                                                                    (In thousands)

OPERATING ACTIVITIES
Net income                                                          $  2,673           $  1,686          $  7,203
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                    12,573             13,064            10,896
     Deferred income taxes                                            (2,986)            (2,462)              291
     Provision for deferred rent                                         612                688               637
     Loss (gain) on disposal of equipment                                (15)                19               (28)
     Special charges                                                   4,000              3,937
     Changes in operating assets and liabilities, net of
       effects from business acquisitions:
         Royalties receivable                                            (18)                15              (172)
         Inventory                                                         7               (107)             (482)
         Prepaid expenses and other assets                            (1,888)              (903)           (3,736)
         Accounts payable and other liabilities                        4,620              1,157             2,055
         Income taxes payable                                            495              1,455              (528)
                                                                  ------------------------------------------------
Net cash provided by operating activities                             20,073             18,549            16,136

INVESTING ACTIVITIES
Additions to property, equipment and leasehold
   improvements
                                                                     (19,982)           (22,909)          (39,864)
Proceeds from sale of fixed assets                                       300                144                42
Purchase of business, net of cash acquired                                                                   (316)
                                                                  ------------------------------------------------
Net cash used in investing activities                                (19,682)           (22,765)          (40,138)

FINANCING ACTIVITIES
Proceeds from revolving line of credit                                71,193             53,103            60,950
Principal payments on debt and capital lease
   obligations
                                                                     (62,997)           (40,687)          (56,570)
Issuance of Common Stock                                                                                   22,564
Purchase of Treasury Stock                                            (9,224)            (7,753)           (2,900)
Exercise of stock options                                                295                 76               302
                                                                  ------------------------------------------------
Net cash (used) provided by financing activities                        (733)             4,739            24,346
                                                                  ------------------------------------------------
Increase (decrease) in cash                                             (342)               523               344
Cash at beginning of year                                              1,828              1,305               961
                                                                  ------------------------------------------------

Cash at end of year                                                 $  1,486           $  1,828          $  1,305
                                                                  ================================================


See accompanying notes.

                   Uno Restaurant Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 28, 1997



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company owns and operates 92 "Pizzeria Uno...Chicago Bar & Grill" casual dining, full-service restaurants primarily from New England to Virginia, as well as Florida, Chicago and Denver, and franchises 66 units in 18 states, the District of Columbia, Puerto Rico and Seoul, Korea. The Company also operates a Mexican restaurant in Chicago, several take-out and quick-serve Uno units in test, and a refrigerated and frozen consumer foods division. The consumer foods business supplies American Airlines, movie theaters, hotels, supermarket and wholesale club chains with both frozen and refrigerated Pizzeria Uno brand products, as well as certain private label products.

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

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements are recorded at cost. The Company provides for depreciation of buildings and equipment using the straight-line method over 25 and 7 years, respectively. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease (generally 20 years) using the straight-line method.

                   Uno Restaurant Corporation and Subsidiaries

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION-FRANCHISE FEES

The Company defers franchise fees until the franchisee opens the restaurant and all services have been substantially performed; at that time, the fee is recorded as income. Royalty income is recorded as earned based on rates provided by the respective franchise agreements. Expenses related to franchise activities amounted to approximately $3,441,000, $3,409,000 and $1,889,000 in fiscal years 1997, 1996 and 1995, respectively.

A summary of full-service franchise unit activity is as follows:

                                                          YEAR ENDED
                                          -------------------------------------
                                          SEPTEMBER 28  SEPTEMBER 29  OCTOBER 1
                                              1997          1996         1995
                                          -------------------------------------

Units operating at beginning of year           63            59           59
Units opened                                    6             5            5
Units closed                                   (3)           (1)          (5)
                                          -------------------------------------
Units operating at end of year                 66            63           59
                                          =====================================

PRE-OPENING COSTS

Pre-opening costs consist principally of labor costs associated with the hiring and training of operating personnel as well as initial food and beverage purchases. These costs are deferred until the restaurants open and are amortized over 12 months from that point using the straight-line method.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In the second quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes criteria for the recognition and measurement of impairment losses associated with long-lived assets (see Note 2).

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," as this alternative requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, since the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

                   Uno Restaurant Corporation and Subsidiaries

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share" which simplifies the calculation of earnings per share and creates a standard of comparability to the recently issued International Accounting Standard No. 33, "Earnings Per Share." Since early application is not permitted, the Company will adopt this standard in the first quarter of fiscal 1998. The Company believes the adoption of this standard will not have a material impact on the Company's consolidated results of operations.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in the accompanying financial statements have been reclassified to conform with the 1997 presentation.

2.  SPECIAL CHARGES

During the third quarter of fiscal 1997, the Company recorded a special charge in the amount of $4.0 million, consisting of an asset impairment charge of $3.3 million and store closing costs of $0.7 million. The $3.3 million asset impairment charge was recorded to reduce the carrying value of equipment and leaseholds at two full-service Uno restaurants to their fair market value and resulted from weak operating results and continuing negative cash flow. The store closure costs represent remaining minimum lease payments of one full-service Uno restaurant which was closed during 1997.

As discussed in Note 1, the Company adopted SFAS No. 121 in the second quarter of fiscal 1996, and recorded a pre-tax charge of $3.9 million to adjust the carrying value of those assets identified as impaired. The charge consisted of $1.0 million for three Uno

                   Uno Restaurant Corporation and Subsidiaries

2.  SPECIAL CHARGES (CONTINUED)

Pizza Bakery's, $1.6 million for one full-service Uno restaurant and $1.3 million for certain assets of three Bay Street restaurants. The assets written down include the Bay Street trademark and leasehold improvements and equipment of the aforementioned stores. Based upon operating and cash flow results, management believed that these units would likely continue to generate cash flow losses and therefore reduced the carrying value of the impaired assets to fair market value.

3.  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

                                                         SEPTEMBER 28  SEPTEMBER 29
                                                             1997          1996
                                                         --------------------------
                                                         (In thousands)

Land                                                       $ 15,883       $ 14,796
Buildings                                                    25,265         22,037
Equipment                                                    49,802         45,690
Leasehold improvements                                       87,047         82,013
Construction in progress                                      4,201          2,120
                                                         --------------------------
                                                            182,198        166,656
Less allowances for depreciation and amortization            56,841         46,146
                                                         --------------------------
                                                           $125,357       $120,510
                                                         ==========================

4.  RELATED-PARTY TRANSACTIONS

The Company leases three buildings from its principal shareholder for a restaurant and corporate office space. Rent expense in the amount of approximately $455,000 was charged to operations in each of the fiscal years presented. The Company believes that the terms of these leases approximate fair rental value.

The Company's President and his brother own and operate four franchised restaurants and one of the directors of the Company has a partnership interest in a franchised restaurant. These franchisees pay royalties to the Company under standard franchise agreements.

                   Uno Restaurant Corporation and Subsidiaries

5.  LEASES

The Company conducts the majority of its operations in leased facilities, which are accounted for as capital or operating leases. The leases typically provide for a base rent plus real estate taxes, insurance and other expenses, plus additional contingent rent based upon revenues of the restaurant. Assets held under capital leases were $2,881,000 at September 28, 1997 and September 29, 1996. Accumulated amortization amounted to $613,000 at September 28, 1997 and $480,000 at September 29, 1996. Capital lease asset amortization is included in depreciation and amortization. At September 28, 1997, the minimum rental commitments under all noncancelable capital and operating leases with initial or remaining terms of more than one year are as follows:


                                                         CAPITAL     OPERATING
FISCAL YEAR                                              LEASES        LEASES
                                                         ---------------------
                                                             (In thousands)

1998                                                     $  260      $  9,420
1999                                                        260         9,321
2000                                                        223         9,236
2001                                                         75         9,311
2002                                                         42         9,365
Thereafter                                                1,209        78,331
                                                         --------------------
                                                          2,069      $124,984
Less amount representing interest                         1,013      ========
                                                         ------
Present value of net minimum lease payments               1,056
Less current portion of obligation under capital leases     189
                                                         ======

Long-term obligation under capital leases                $  867
                                                         ======

Total expenses for all operating leases were as follows:


                                          MINIMUM       CONTINGENT
FISCAL YEAR                            LEASE RENTALS     RENTALS        TOTAL
                                       ---------------------------------------
                                                      (In thousands)

1997                                      $12,641         $  811       $13,452
1996                                       12,105            956        13,061
1995                                       10,492          1,017        11,509

                   Uno Restaurant Corporation and Subsidiaries

5.  LEASES (CONTINUED)

Certain operating lease agreements contain free rent inducements and scheduled rent increases which are being amortized over the terms of the agreements, ranging from 15 to 20 years, using the straight-line method. The deferred rent liability, included in other liabilities, amounted to $4,596,000 at September 28, 1997 and $3,984,000 at September 29, 1996.

6.  FINANCING ARRANGEMENTS

Long-term debt consists of the following:

                                                    SEPTEMBER 28  SEPTEMBER 29
                                                        1997          1996
                                                    --------------------------
                                                          (In thousands)

Revolving credit and note agreement                   $40,480        $37,085

8.75%, 15-year secured mortgage notes payable           4,979
                                                    --------------------------
                                                       45,459         37,085
Less current portion                                    2,943
                                                    --------------------------

                                                      $42,516        $37,085
                                                    ==========================

On November 4, 1997, the Company entered into a new $55,000,000 credit facility, which includes a $26.6 million unsecured revolver due in October, 2002, a $8.4 million term loan due in 20 quarterly installments of $420,000 plus interest commencing on January 31, 1998 and a $20.0 million secured mortgage facility due in 27 quarterly installments of $500,000 plus interest also commencing on January 31, 1998 with a final payment due in October, 2004. The Company is entitled to borrow, at its discretion, amounts which accrue interest at variable rates based on either the LIBOR or prime rate. At September 28, 1997, interest on outstanding borrowings under the previous revolving line of credit ranged from 6.875% to 8.50%. A commitment fee of approximately .375% is accrued on unused borrowings under the new credit agreement. The note agreements contain certain financial and operating covenants, including maintenance of certain levels of net worth and income. At September 28, 1997, the carrying value of the Company's long-term debt approximated fair market value.

                   Uno Restaurant Corporation and Subsidiaries

6.  FINANCING ARRANGEMENTS (CONTINUED)

Annual principal payments of debt are as follows (in thousands):

                                    Year
                                    ----

                                    1998            $ 2,943
                                    1999              3,880
                                    2000              3,898
                                    2001              3,918
                                    2002              3,940
                                    Thereafter       26,880
                                                    -------

                                                    $45,459
                                                    =======


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

The Company made cash payments of interest of $3,044,000, $2,845,000 and $2,445,000 during fiscal years 1997, 1996 and 1995, respectively. The Company capitalized interest during the construction period of new restaurants which amounted to $313,000 in fiscal year 1997, $290,000 in fiscal year 1996 and $509,000 in fiscal year 1995 and included those amounts in leasehold improvements.

The Company provides certain limited lease financing to qualified franchisees through an agreement with an unaffiliated finance company. The Company's maximum guarantee under the agreement was $1,000,000 at September 28, 1997. The Company has also guaranteed up to a maximum of $400,000 of future lease payments in the event of default by a specific franchisee.

                   Uno Restaurant Corporation and Subsidiaries

7.  COMMON STOCK TRANSACTIONS

In June 1997, the Company initiated a Dutch Auction self-tender offer for up to 1,000,000 shares of the Company's common stock and in certain circumstances, reserved the right to purchase in excess of 1,000,000 shares. Under the terms of the offer, the Company invited stockholders to tender their shares at prices ranging from $6.00 to $7.50 per share. In July 1997, the Company completed the tender offer for 1,207,624 shares of its common stock at $7.00 per share.

In July 1995, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock, of which 358,100 shares were purchased in fiscal 1995. In October 1995, the Board of Directors increased its authorization to purchase up to 1.5 million shares of the Company's stock, of which the balance of 1,141,900 shares were purchased in fiscal 1996. In January 1997, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company's common stock, of which 82,973 shares were purchased in fiscal 1997, prior to the Dutch Auction.

8.  PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

                                                 SEPTEMBER 28  SEPTEMBER 29
                                                     1997          1996
                                                 --------------------------
                                                 (In thousands)

Prepaid insurance                                 $  430          $  422
Product rebates receivable                           402             342
Prepaid rent                                         220             328
Prepaid operating costs                               58             213
Other accounts receivable                            849           1,082
                                                 --------------------------

                                                  $1,959          $2,387
                                                 ==========================

                   Uno Restaurant Corporation and Subsidiaries

9.  ACCRUED EXPENSES

Accrued expenses consist of the following:
                                                  SEPTEMBER 28    SEPTEMBER 29
                                                      1997            1996
                                                  ----------------------------
                                                  (In thousands)

Accrued store closure                                $1,618           $  413
Accrued rent                                          1,334            1,379
Accrued insurance                                     1,103              962
Accrued utilities                                       760              768
Accrued vacation                                        632              489
Accrued advertising                                     561              308
Accrued professional fees                               413              172
Franchise fee deposit                                   348              117
Other                                                   794              425
                                                  ----------------------------

                                                     $7,563           $5,033
                                                  ============================

10.  EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Savings and Employee Stock Ownership Retirement Plan (the Plan) for all of its eligible employees. The Plan is maintained in accordance with the provisions of Section 401(k) of the Internal Revenue Code and allows all employees with at least one year of service to make annual tax-deferred voluntary contributions up to 15% of their salary. Under the Plan, the Company matches a specified percentage of the employees contributions, subject to certain limitations. Total contributions made to the plan were $229,000, $161,000 and $153,000 in fiscal years 1997, 1996 and 1995, respectively.

The Company sponsors a Deferred Compensation Plan which allows officers to defer up to 20% of their annual compensation. These assets are placed in a "rabbi trust" and are presented as assets of the Company in the accompanying balance sheet as they are available to the general creditors of the Company in the event of the Company's insolvency. The related liability of $727,000 at September 28, 1997 and $566,000 at September 29, 1996 is included in other liabilities in the accompanying balance sheet. Deferred compensation expense in the amounts of $161,000, $140,000 and $173,000 were recorded in fiscal years 1997, 1996 and
1995 respectively.

                   Uno Restaurant Corporation and Subsidiaries

11.  INCOME TAXES

Deferred taxes are attributable to the following temporary differences:

                                                 SEPTEMBER 28    SEPTEMBER 29
                                                     1997            1996
                                                 ----------------------------
                                                 (In thousands)
Deferred tax assets:
  Deferred rent                                     $1,842          $1,604
  Accrued expenses                                   1,738             715
  Asset impairment charge                            1,630           1,123
  Depreciation                                       1,113             123
  Franchise fees                                       291             148
  Other                                                309             261
                                                -----------------------------
Total deferred tax assets                            6,923           3,974

Deferred tax liabilities:
  Deferred pre-opening costs                           217             243
  Other                                                107             118
                                                -----------------------------
Total deferred tax liabilities                         324             361
                                                -----------------------------

Net deferred tax assets                             $6,599          $3,613
                                                =============================

                   Uno Restaurant Corporation and Subsidiaries

11.  INCOME TAXES (CONTINUED)

The provision (credit) for income taxes consisted of the following:

                                                               YEAR ENDED
                                              ------------------------------------------
                                              SEPTEMBER 28    SEPTEMBER 29     OCTOBER 1
                                                  1997            1996           1995
                                              ------------------------------------------
                                                            (In thousands)

Current:
  Federal                                       $ 3,448         $ 2,532          $3,098
  State                                             916             687             841
                                              ------------------------------------------
                                                  4,364           3,219           3,939
Deferred:
  Federal                                        (2,435)         (1,995)            228
  State                                            (551)           (467)             63
                                              ------------------------------------------
                                                 (2,986)         (2,462)            291
                                              ------------------------------------------

Income tax expense                              $ 1,378         $   757          $4,230
                                              ==========================================

A reconciliation of the effective tax rates with the federal statutory rates is as follows:

                                                               YEAR ENDED
                                              ------------------------------------------
                                              SEPTEMBER 28    SEPTEMBER 29     OCTOBER 1
                                                  1997            1996           1995
                                              ------------------------------------------

Federal statutory rate                            34.0%           34.0%           34.1%
State income taxes, net of federal
  income tax benefit                               4.6             5.0             4.9
Tax credits                                       (7.1)           (9.8)           (2.6)
Other                                              2.5             1.8              .6
                                              ------------------------------------------

Effective income tax rate                         34.0%           31.0%           37.0%
                                              ==========================================

The Company made income tax payments of $3,936,000, $2,416,000 and $3,667,000 during fiscal years 1997, 1996 and 1995, respectively.

                   Uno Restaurant Corporation and Subsidiaries

12.  STOCK-BASED COMPENSATION

During 1997, the Company established the 1997 Employee Stock Option Plan (the
Plan) which provides for the granting of options to purchase up to 1.0 million shares of common stock. Options may be granted at an exercise price not less than fair market value on the date of grant. All options vest at a rate of 20% per year beginning one year after the date of grant. All options terminate ten years after the date of grant.

The Company's 1987 Employee Stock Option Plan which contains similar provisions to the 1997 Plan was terminated during fiscal 1997. The 1.3 million options granted under that plan will continue to vest at a rate of 20% per year beginning one year after the date of grant, with the exception of 93,750 options granted to the President of the Company, which vest immediately at the date of grant. All options terminate ten years after the date of grant, with the exception of the 112,500 options granted to the Chairman, which terminate five years after the date of grant.

The 1989 and 1993 Non-Qualified Stock Option Plans for Non-Employee Directors (the Directors' Plans) provide for up to 101,563 shares of Common Stock issuable upon exercise of options granted under the Directors' Plans. The 1989 and 1993 Directors' Plans terminate on November 10, 1999 and August 17, 2002, but such termination shall not affect the validity of options granted prior to the dates of termination. Options are to be granted at an exercise price equal to the fair market value of the shares of Common Stock at the date of grant. Options granted under the Directors' Plans may be exercised commencing one year after the date of grant and ending ten years from the date of grant.

In August 1997, the Company's Board of Directors authorized an executive stock option program which allows for the granting of options to purchase up to 1.2 million shares of common stock. Options will vest upon the achievement of certain financial targets. The plan is subject to stockholder approval.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The Company determined that the pro forma information for fiscal 1996 and fiscal 1997 was not material to the Company's consolidated results of operations, however, the effects of expensing the estimated fair value of stock options are not necessarily indicative of the effects on reporting results of operations for future years as the pro forma calculations only include one and two years, respectively, of option grants under the Company's plans.

                   Uno Restaurant Corporation and Subsidiaries

12.  STOCK-BASED COMPENSATION (CONTINUED)

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1997 and fiscal 1996: risk-free interest rates of 6.6% and 7.0%, respectively, no dividend yield, the volatility factor of the expected market price of the Company's common stock was 38.2% and a weighted-average expected life of the options of five years.

Information regarding the Company's stock option plans is summarized below:

                                                        YEAR ENDED
                          ----------------------------------------------------------------------
                              SEPTEMBER 28            SEPTEMBER 29               OCTOBER 1
                                   1997                    1996                     1995
                          ----------------------------------------------------------------------
                                     WEIGHTED-                WEIGHTED-                WEIGHTED-
                                      AVERAGE                  AVERAGE                  AVERAGE
                                      EXERCISE                 EXERCISE                 EXERCISE
                           OPTIONS     PRICE       OPTIONS      PRICE      OPTIONS       PRICE
                          ----------------------------------------------------------------------
Outstanding at
  beginning of period     1,289,248    $7.28      1,200,287     $7.61     1,043,735      $7.33
Granted                     211,609     6.59        295,508      6.42       277,489       8.46
Exercised                   (55,667)    4.44        (15,256)     4.74       (41,400)      5.43
Canceled                   (207,783)    7.06       (191,291)     8.21       (79,537)      8.08
                          ----------------------------------------------------------------------
Outstanding at end
  of period               1,237,407    $7.33      1,289,248     $7.28     1,200,287      $7.61
                          ======================================================================

Options exercisable
 at end of period           691,491                 612,526                 538,932
                          =========               =========               =========
Options available for
  grant at end of period    854,248                 377,279                 481,496
                          =========               =========               =========

Exercise prices for options outstanding ranged from $4.74 to $14.50. Between $4.74 and $7.41, 753,556 and 365,482 options were outstanding and exercisable, respectively, and between $7.42 and $14.50, 483,851 and 326,009 were outstanding and exercisable, respectively. The weighted-average contractual life of the options is 7.1 years. The Company has 2.1 million shares of common stock reserved for issuance at September 28, 1997.

                   Uno Restaurant Corporation and Subsidiaries

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   QUARTER ENDED
                              ---------------------------------------------------------
                              DECEMBER 29     MARCH 30        JUNE 29     SEPTEMBER 28
                                 1996           1997           1997           1997
                              ---------------------------------------------------------
                              (Amounts in thousands, except per share information.)

Revenues                        $42,164        $42,711        $45,387        $47,758
Gross profit (1)                  8,345          8,618          9,604         10,545
Operating income (loss)           2,265          1,899           (908)         3,622
Income (loss) before
  income taxes                    1,655          1,233         (1,619)         2,782
Net income (loss)                 1,092            815         (1,070)         1,836
Earnings per common share           .09            .07           (.09)           .16

                                                   QUARTER ENDED
                              ---------------------------------------------------------
                              DECEMBER 31     MARCH 31        JUNE 30       SEPTEMBER
                                 1995           1996           1996          29 1996
                              ---------------------------------------------------------
                              (Amounts in thousands, except per share information.)

Revenues                        $40,560        $40,287        $44,694        $46,600
Gross profit (1)                  7,754          7,268          9,417         10,574
Operating income (loss)           1,472         (3,525)         2,963          4,014
Income (loss) before
  income taxes                      852         (4,129)         2,308          3,412
Net income (loss)                   545         (2,642)         1,477          2,306
Earnings per common share           .04           (.21)           .12            .19

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

(10)(g)    Uno Restaurant Corporation 1993 Non-Qualified Stock Option Plan for
           Non-Employee Directors as amended

(10)(h)    Uno Restaurant Corporation 1997 Employee Stock Option Plan                     *

(10)(I)    Form of Indemnification Agreement between the Company and its
           Directors                                                                      *

(10)(j)    Variable Royalty Plan for Franchises.                                          *

(10)(k)    Interest Rate Swap Agreement between Fleet Bank of Massachusetts,
           N.A. and Uno Restaurants, Inc. Dated October 25, 1995.                         *

(10)(l)    Note between the Company and Craig S. Miller dated January 23, 1996.           *

(10)(m)    Form of Change in Control Protection Agreements between Uno
           Restaurant Corporation and Mr. Spencer and Mr. Miller.

(10)(n)    Form of Change in Control Protection Agreements between Uno
           Restaurant Corporation and its Senior Vice Presidents.

(10)(o)    Form of Change in Control Protection Agreements between Uno
           Restaurant Corporation and its other officers.

(10)(p)    Master Lease-Purchase Agreement between ORIX Credit Alliance, Inc., as Lessor, and Massachusetts Industrial Finance Agency, as Lessee,
           dated April 19, 1994, and Master Sublease-Purchase Agreement between
           Massachusetts Industrial Finance Agency, as Sublessor, and Uno
           Foods, Inc. as Sublessee, dated April 19, 1994.                                *

(10)(q)    MetLife Capital Financial Corporation Mortgage Notes: $1,875,000
           8.75% Note dated December 23, 1996 of 8250 International Drive
           Corporation, $825,000 8.75% Note dated December 23, 1996 of
           Saxet Corporation, $900,000 8.75% Note dated December 23, 1996 of Saxet Corporation, $675,000 8.75% Note dated January 30, 1997 of Saxet Corporation, $825,000 8.75% Note dated February 27,
           1997 of Saxet Corporation, each payable to the order of MetLife
           Capital Financial Corporation.

(10)(r)    Note between the Company and Craig S. Miller dated April 1, 1997.

(10)(s) $55,000,000 Revolving Credit and Term Loan Agreement dated as of November 4, 1997 by and among Uno Restaurants, Inc. and Saxet Corp., as Borrower, Uno Foods Inc., Pizzeria Uno Corporation, URC Holding Company, Inc. and Uno Restaurant Corporation, as Guarantors, and Fleet National Bank, as Agent and BankBoston, N.A. as Co-Agent (without exhibits).

(11)       Statement Re: Computation of Per Share Earnings.

(21)       Subsidiaries of the Registrant.

(23)       Consent of Ernst & Young LLP, Independent Auditors.

(27)       Financial Data Schedule.

*In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.