Form 10-Q
period 1997-12-28
UNO RESTAURANT CORP
filed 1998-02-06
CIK 812075

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended DECEMBER 28, 1997
                                         -------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

     Commission file number               1-9573
                           -----------------------------------------

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

     As of January 28, 1998, 10,939,055 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           UNO RESTAURANT CORPORATION

                                      INDEX


                                                                         PAGE
                                                                         ----

PART I.  FINANCIAL INFORMATION
------------------------------

         ITEM 1.  FINANCIAL STATEMENTS.....................................3

                  Consolidated Balance Sheets --
                  December 28, 1997 and September 28, 1997.................3

                  Consolidated Statements of Income -- Thirteen weeks
                  ended December 28, 1997 and December 29, 1996............4

                  Consolidated Statements of Cash Flows --
                  Thirteen weeks ended December 28, 1997 and
                  December 29, 1996........................................5

                  Notes to Consolidated Financial
                  Statements...............................................6


         ITEM 2.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS................................7

         ITEM 3.  QUANTITATIVE AND QUALITATIVE
                  DISCLOSURE ABOUT MARKET RISKS...........................10

PART II.  OTHER INFORMATION
---------------------------

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................11



CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
                                                                                          Dec. 28,                 Sept 28,
                                                                                            1997                      1997
                                                                                          ---------                ---------
                                                                                         (Unaudited)
                                                      ASSETS
CURRENT ASSETS
 Cash                                                                                     $   1,937                $   1,486
 Royalties receivable                                                                           348                      728
 Consumer products receivable                                                                   416                      844
 Inventory                                                                                    2,357                    2,326
 Deferred pre-opening costs                                                                   1,158                      949
 Prepaid expenses and other assets                                                            2,606                    1,959
                                                                                          ---------                ---------
  TOTAL CURRENT ASSETS                                                                        8,822                    8,292
PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
 Land                                                                                        15,933                   15,883
 Buildings                                                                                   27,357                   25,265
 Leasehold improvements                                                                      89,540                   87,047
 Equipment                                                                                   50,855                   49,802
 Construction in progress                                                                     2,087                    4,201
                                                                                          ---------                ---------
                                                                                            185,772                  182,198

Less allowance for depreciation and amortization                                             59,834                   56,841
                                                                                          ---------                ---------
                                                                                            125,938                  125,357

OTHER ASSETS
 Deferred income taxes                                                                        7,044                    6,599
 Royalty fee                                                                                    220                      241
 Liquor licenses and other assets                                                             3,266                    3,243
                                                                                          ---------                ---------
                                                                                          $ 145,290                $ 143,732
                                                                                          =========                =========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                         $   4,691                $   6,966
 Accrued expenses                                                                             8,334                    7,563
 Accrued compensation and taxes                                                               2,263                    2,641
 Income taxes payable                                                                         1,869                    2,076
 Current portion of long-term debt and capital
  lease obligations                                                                           4,059                    3,132
                                                                                          ---------                ---------
  TOTAL CURRENT LIABILITIES                                                                  21,216                   22,378

Long-term debt, net of current portion                                                       43,992                   42,516
Capital lease obligations, net of current portion                                               818                      867
Other liabilities                                                                             7,166                    7,091

SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value, 1,000,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000,000 shares auth-
  orized, 10,965,455 and 13,754,480 shares issued and out-
  standing in Fiscal Years 1998 and 1997, respectively                                          138                      138
Additional paid-in capital                                                                   53,813                   53,803
 Retained earnings                                                                           38,024                   36,816
                                                                                          ---------                ---------
                                                                                             91,975                   90,757
 Treasury Stock (2,790,597 shares at cost, in Fiscal
                Years 1998 and 1997, respectively)                                          (19,877)                 (19,877)
                                                                                          ---------                ---------
TOTAL SHAREHOLDERS' EQUITY                                                                   72,098                   70,880
                                                                                          ---------                ---------
                                                                                          $ 145,290                $ 143,732
                                                                                          =========                =========

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)

                                                        Thirteen Weeks Ended
                                                   ------------------------------
                                                   Dec 28,                Dec 29,
                                                     1997                  1996
                                                   -------                ------
REVENUES
 Restaurant sales                                  $41,611               $38,967
 Consumer product sales                              2,285                 2,162
 Franchise income                                    1,072                 1,035
                                                   -------               -------
                                                    44,968                42,164
COSTS AND EXPENSES
 Cost of sales                                      11,331                10,703
 Labor and benefits                                 13,749                12,899
 Occupancy                                           6,990                 6,574
 Other operating costs                               3,758                 3,601
 General and administrative                          3,126                 3,110
 Depreciation and amortization                       3,288                 3,012
                                                   -------               -------
                                                    42,242                39,899
                                                   -------               -------

OPERATING INCOME                                     2,726                 2,265

OTHER EXPENSE                                          923                   610
                                                   -------               -------

 Income before income taxes                          1,803                 1,655
 Provision for income taxes                            595                   563
                                                   -------               -------

NET INCOME                                         $ 1,208               $ 1,092
                                                   =======               =======

BASIC EARNINGS PER SHARE                           $   .11               $   .09
                                                   =======               =======
Weighted average shares outstanding                 10,965                12,202
                                                   =======               =======

DILUTED EARNINGS PER SHARE                         $   .11               $   .09
                                                   =======               =======
Weighted average shares outstanding-
  including common stock equivalents                11,021                12,279
                                                   =======               =======

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                                                Thirteen Weeks Ended
                                                                                           --------------------------------
                                                                                            Dec 28,                 Dec 29,
                                                                                             1997                    1996
                                                                                           --------                --------
OPERATING ACTIVITIES
  Net Income                                                                               $  1,208                $  1,092
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                                                              3,315                   3,038
   Deferred income taxes                                                                       (445)                   (324)
   Provision for deferred rent                                                                  139                     140
   (Gain)loss on disposal of equipment                                                                                  (24)
   Changes in operating assets and liabilities, net Of effects from business acquisitions:
     Royalties receivable                                                                       380                      22
     Inventory                                                                                  (31)                    188
     Prepaid expenses and other assets                                                         (732)                 (2,232)
     Accounts payable and other liabilities                                                  (1,915)                   (510)
     Income taxes payable                                                                      (207)                   (197)
                                                                                           --------                --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $  1,712                $  1,193

INVESTMENT ACTIVITIES
  Additions to property, equipment and
   leasehold improvements                                                                    (3,625)                 (3,529)
  Proceeds from sale of fixed assets                                                                                     41
                                                                                           --------                --------
 NET CASH USED FOR INVESTING ACTIVITIES                                                      (3,625)                 (3,488)

FINANCING ACTIVITIES
  Proceeds from revolving credit agreement                                                   15,765                  15,995
  Principal payments on revolving credit agreement
   and capital lease obligations                                                            (13,411)                (15,423)
  Exercise of stock options                                                                      10                      33
                                                                                           --------                --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   2,364                     605
                                                                                           --------                --------

INCREASE/(DECREASE) IN CASH                                                                     451                  (1,690)
CASH AT BEGINNING OF PERIOD                                                                   1,486                   1,828
                                                                                           --------                --------

CASH AT END OF PERIOD                                                                      $  1,937                $    138
                                                                                           ========                ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the financial statements of the company for the fiscal year ended September 28, 1997.

     The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods presented.


NOTE B - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Basic and diluted earnings per share were equivalent to each other for the quarter ended December 28, 1997.

                                                                Thirteen Weeks Ended
                                                                --------------------

                                                          Dec 28,                   Dec 29,
                                                           1997                      1996
                                                        -----------               -----------
Numerator for Basic Earnings per Share:
    Weighted average shares outstanding                  10,965,252                12,202,097

Common Stock equivalents:
  Stock options                                              55,884                    77,308
                                                        -----------               -----------

Numerator for Diluted Earnings per Share:
    Weighted average shares outstanding-
      including common stock equivalents                 11,021,136                12,279,405
                                                        ===========               ===========

     Net Income                                         $ 1,208,000               $ 1,092,000
                                                        ===========               ===========


BASIC EARNINGS PER COMMON SHARE                         $       .11               $       .09
                                                        ===========               ===========

DILUTED EARNINGS PER COMMON SHARE                       $       .11               $       .09
                                                        ===========               ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR CAUTIONARY STATEMENT

From time to time, information and statements provided by the Company in filings with the Securities and Exchange Commission, shareholder reports, press releases and oral statements may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from historical results or those anticipated. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks and uncertainties include, without limitation, the Company's ability to open new restaurants profitably, changes in local, regional and national economic conditions, especially economic conditions in the areas in which the Company's restaurants are concentrated, increasingly intense competition in the restaurant industry, increases in food, labor, employee benefits and similar costs, and other risks detailed from time to time in the Company's news releases, reports to shareholders and periodic reports filed with the Securities and Exchange Commission.

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's income statements and operating data for the periods indicated:


THIRTEEN WEEKS ENDED DECEMBER 28, 1997 COMPARED TO THIRTEEN WEEKS ENDED DECEMBER 29, 1996

                                               13 Weeks            13 Weeks
                                                 Ended               Ended
                                               12/28/97            12/29/96
                                               --------            --------
REVENUES:
Restaurant sales                                 92.5%                92.4%
Consumer product sales                            5.1                  5.1
Franchise income                                  2.4                  2.5
                                                -----                -----

     Total                                      100.0%               100.0%
                                                -----                -----

COSTS AND EXPENSES:
Cost of food & beverages (1)                     25.8%                26.0%
Labor and benefits (1)                           31.3                 31.4
Occupancy costs (1)                              15.9                 16.0
Other operating costs (1)                         8.6                  8.8
General and administrative                        7.0                  7.4
Depreciation and amortization (1)                 7.5                  7.3
                                                -----                -----
Operating income                                  6.1                  5.4

Other expense                                     2.1                  1.5
                                                -----                -----

Income before income taxes                        4.0                  3.9
Provision for income taxes                        1.3                  1.3
                                                -----                -----
Net income                                        2.7%                 2.6%
                                                =====                =====

(1) Percentage of restaurant and consumer product sales

NUMBER OF RESTAURANTS
 AT END OF QUARTER:

Company-owned Uno's - full service                95                     86
Franchised Uno's - full service                   66                     64


Total revenue increased 6.7% to $45.0 million from $42.2 million last year. Company-owned restaurant sales rose 6.8% to $41.6 million from $39.0 million last year due primarily to a 9.1% growth in store operating weeks of full-service Pizzeria Uno units resulting from the addition of nine restaurants during the past four quarters. Comparable-store sales for Uno units for the first three months of the fiscal year were 0.6% below the same period last year. During the same period, average weekly sales, which includes sales at comparable stores as well as new units, were 0.6% above last year, reflecting higher-than-average sales levels for the nine new prototype units opened during the past four quarters.

Consumer product sales rose slightly to $2.3 million for the first quarter of fiscal 1998 as compared to $2.2 million in the first quarter last year. Sales to food service providers were up as the company continued its initial shipments of product to Sainsbury's Supermarket PLC. Sales volumes in the fresh retail and wholesale segments have declined during the first quarter due in part to a reduction in promotional activities and an increase in competition in the supermarket segment.

Franchise income, which includes royalty income and initial franchise fees, increased slightly to $1,072,000 from $1,035,000 last year. Royalty income increased 6.4% as operating weeks increased 4.9% and average weekly sales improved by 2.8% for the first three months of the fiscal year. One full-service restaurant was opened during the quarter and six new full-service units have been added during the past four quarters.

Cost of food and beverage as a percentage of restaurant and consumer product sales dropped slightly to 25.8% this year from 26.0% last year. Slightly lower cheese costs this year versus last year contributed to the cost reduction for the quarter. Labor and benefits as a percentage of restaurant and consumer product sales dropped by 10 basis points from the prior year. Increases in the average wage rate, primarily from the September 1997 minimum wage increase, were more than offset by savings achieved from lower benefit cost. Occupancy costs and other operating expenses declined slightly, principally due to operating leverage associated with higher average unit volumes. General and administrative expenditures were up less than 1% from a year ago, however, as a percentage of total revenues these expenses declined to 7.0% from 7.4% last year. Depreciation and amortization expenses as a percentage of restaurant and consumer product sales increased to 7.5% from 7.3% last year principally due to higher amortization of pre-opening costs as the Company's unit growth rate has increased slightly versus the prior year.

Operating income for the first quarter of the fiscal year increased 20.4% to $2,726,000 from $2,265,000 last year. The operating margin for the period increased to 6.1% from 5.4%. The increase in operating income and margin are based on the factors mentioned above.

Other expense of $923,000 increased from $610,000 last year. Interest expense increased from $621,000 last year to $884,000 this year due to higher debt level. The increase in debt levels was a result of the Company's share repurchase program completed in the fourth quarter of fiscal 1997. The effective tax rate of 33% for the quarter compared favorably to last year's rate of 34% due in part to the impact of various tax credits. Net income increased to $1,208,000 from $1,092,000 last year based on the factors noted above.


LIQUIDITY AND SOURCES OF CAPITAL

The following table presents a summary of the Company's cash flows for the period ended December 28, 1997.


Net cash provided by operating activities                        $1,712
Net cash used in investing activities                            (3,625)
Net cash provided by financing activities                         2,364
                                                                -------
Increase (Decrease) in cash                                     $   451
                                                                =======

Historically, the Company has leased most of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. During the first quarter of fiscal 1998, the Company's investment in property, equipment and leasehold improvements was $3.6 million.

The Company currently plans to open approximately six restaurants in fiscal 1998. The Company expects that the average cash investment required to open a full service Pizzeria Uno restaurant, excluding land and pre-opening costs, will be approximately $1.6 million.

On November 4, 1997 the Company entered into a $55 million credit facility (the "$55 million facility") to replace its $50 million revolver. The $55 million facility consists of three components, a $26.6 million unsecured revolver, a $20 million secured mortgage facility and a $8.4 million term loan. The $26.6 million unsecured revolver is due in October 2002. The $20 million secured mortgage facility is due in 27 quarterly installments of $500,0000 plus interest commencing on January 31, 1998 with a final installment of the outstanding principal plus interest due in October 2004. The $8.4 million term loan is due in 20 quarterly installments of $420,000 plus interest commencing on January 31, 1998. Amounts borrowed under the $55 million facility accrue interest at variable rates based on, at the election of the Company, either the LIBOR plus 100-175 basis points or prime plus 0-50 basis points. The agreement contains certain financial covenants including a cash flow coverage ratio and a consolidated leverage ratio. The

Company anticipates using the unsecured revolver of the $55 million facility for the development of additional restaurants and for working capital needs. The Company used the proceeds of the $20 million secured mortgage facility component to refinance certain owned properties and used the $8.4 million term loan component to finance the "Dutch Auction" tender offer completed in the fourth quarter of fiscal 1997. As of December 28, 1997, the Company had outstanding indebtedness of $42.9 million under its $55 million revolving credit and term loan agreement, $4.9 million under its MetLife Capital mortgage program, and $1.0 million in capital lease obligations.

In December 1997, the Board of Directors of the Company authorized the repurchase of up to 500,000 shares of the Company's Common Stock in the market from time to time. The shares of Common Stock to be purchased will be held in treasury and may be used by the Company from time to time for its employee benefit plans. The Company did not repurchase any stock during the first fiscal quarter and currently has 2.8 million shares in its treasury account.

The Company believes that existing cash balances, cash generated from operations and borrowings under its mortgage commitment and revolving line of credit will be sufficient to fund the Company's capital requirements for the foreseeable future.

The company is currently obligated under 92 leases, including 90 leases for Company-owned restaurants and two leases for its executive offices. The Company is currently negotiating the renewal of a lease for an office building containing one of its restaurants and continues to pay rent on a tenancy at will basis in the interim.


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

      NOT APPLICABLE.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS
             None.

         (b) REPORTS ON FORM 8-K
             Uno Restaurant Corporation did not file any Reports on Form 8-K during the quarter ended December 28, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               UNO RESTAURANT CORPORATION
                                               --------------------------
                                               (Registrant)


Date:    February 6, 1998                 By: /s/ Craig S. Miller
        -----------------                      -------------------
                                               Craig S. Miller
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Date:    February 6, 1998                  By: /s/ Robert M. Vincent
        -----------------                      ---------------------
                                               Robert M. Vincent
                                               Senior Vice President-Finance,
                                               and Chief Financial Office
                                               (Principal Financial Officer)