Form 10-Q
period 1998-03-29
UNO RESTAURANT CORP
filed 1998-05-08
CIK 812075

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   MARCH 29, 1998
                                                 -----------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ___________

                          Commission file number        1-9573
                                                -----------------------

                           UNO RESTAURANT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                   04-2953702
    -------------------------------                      ----------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

            100 Charles Park Road, West Roxbury, Massachusetts 02132
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (617) 323-9200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     As of May 1, 1998, 10,908,281 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                          UNO RESTAURANT CORPORATION

                                      INDEX


                                                                   Page
                                                                   ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS............................3

                    Consolidated Balance Sheets --
                    March 29, 1998 and September 28, 1997...........3

                    Consolidated Statements of Income --
                    Thirteen and twenty-six weeks ended
                    March 29, 1998 and March 30, 1997...............4

                    Consolidated Statements of Cash Flows --
                    Twenty-six weeks ended March 29, 1998 and
                    March 30, 1997..................................5

                    Notes to Consolidated Financial
                    Statements......................................6


         ITEM 2.    MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.......................7


         ITEM 3.    QUANTITATIVE AND QUALITATIVE
                    DISCLOSURE ABOUT MARKET RISKS..................11

PART II.  OTHER INFORMATION

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............12

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

                                                                   March 29,      Sept. 28,
                                                                     1998           1997
                                                                  --------        --------
                                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS
 Cash                                                             $  1,801        $  1,486
 Royalties receivable                                                  349             728
 Consumer products receivable                                          499             844
 Inventory                                                           2,199           2,326
 Deferred pre-opening costs                                          1,054             949
 Prepaid expenses and other assets                                   2,187           1,959
                                                                  --------        --------
   TOTAL CURRENT ASSETS                                              8,089           8,292

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
 Land                                                               16,686          15,883
 Buildings                                                          27,635          25,265
 Leasehold improvements                                             89,865          87,047
 Equipment                                                          51,251          49,802
 Construction in progress                                            3,304           4,201
                                                                  --------        --------
                                                                   188,741         182,198

Less allowance for depreciation and amortization                    62,844          56,841
                                                                  --------        --------
                                                                   125,897         125,357

OTHER ASSETS
 Deferred income taxes                                               7,302           6,599
 Royalty fee                                                           199             241
 Liquor licenses and other assets                                    3,256           3,243
                                                                  --------        --------
                                                                  $144,743        $143,732
                                                                  ========        ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                 $  5,706        $  6,966
 Accrued expenses                                                    7,674           7,563
 Accrued compensation and taxes                                      2,389           2,641
 Income taxes payable                                                  649           2,076
 Current portion of long-term debt and capital
  lease obligations                                                  4,066           3,132
                                                                  --------        --------
  TOTAL CURRENT LIABILITIES                                         20,484          22,378

Long-term debt, net of current portion                              43,648          42,516
Capital lease obligations, net of current portion                      768             867
Other liabilities                                                    7,225           7,091

SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value, 1,000,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000,000 shares authorized,
  13,756,052 and 13,754,480 shares issued and out-
  standing in Fiscal Years 1998 and 1997, respectively                 138             138
 Additional paid-in capital                                         53,813          53,803
 Retained earnings                                                  38,928          36,816
                                                                  --------        --------
                                                                    92,879          90,757
 Treasury Stock (2,850,697 and 2,790,597 shares at cost, in
  Fiscal Years 1998 and 1997, respectively)                        (20,261)        (19,877)
                                                                  --------        --------
TOTAL SHAREHOLDERS' EQUITY                                          72,618          70,880
                                                                  --------        --------
                                                                  $144,743        $143,732
                                                                  ========        ========

                                        3

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)

                                         Thirteen Weeks Ended         Twenty-six Weeks Ended
                                        ----------------------        ----------------------
                                        March 29,    March 30,        March 29,    March 30,
                                          1998         1997             1998         1997
                                        --------     --------         --------     --------
REVENUES
 Restaurant sales                       $43,272      $39,460          $84,883      $78,427
 Consumer product sales                   2,323        2,154            4,608        4,316
 Franchise income                         1,087        1,097            2,159        2,132
                                        -------      -------          -------      -------
                                         46,682       42,711           91,650       84,875

COSTS AND EXPENSES
 Cost of sales                           11,835       10,485           23,166       21,188
 Labor and benefits                      14,547       13,294           28,296       26,193
 Occupancy                                6,970        6,507           13,960       13,081
 Other operating costs                    4,433        4,260            8,191        7,861
 General and administrative               3,211        3,140            6,337        6,250
 Depreciation and amortization            3,400        3,126            6,688        6,138
                                        -------      -------          -------      -------
                                         44,396       40,812           86,638       80,711
                                        -------      -------          -------      -------

OPERATING INCOME                          2,286        1,899            5,012        4,164


OTHER INCOME (EXPENSE)                     (935)        (666)          (1,858)      (1,276)
                                        -------      -------          -------      -------


 Income before income taxes               1,351        1,233            3,154        2,888
 Provision for income taxes                 447          418            1,042          981
                                        -------      -------          -------      -------


NET INCOME                              $   904      $   815          $ 2,112      $ 1,907
                                        =======      =======          =======      =======


BASIC EARNINGS PER SHARE                $   .08      $   .07          $   .19      $   .16
                                        =======      =======          =======      =======

Weighted average shares outstanding      10,930       12,213           10,948       12,208
                                        =======      =======          =======      =======


DILUTED EARNINGS PER SHARE              $   .08      $   .07          $   .19      $   .16
                                        =======      =======          =======      =======

Weighted average shares outstanding-
 including common stock equivalents      10,955       12,271           10,988       12,275
                                        =======      =======          =======      =======

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                      Twenty-six weeks Ended
                                                      ----------------------
                                                      March 29,    March 30,
                                                         1998         1997
                                                      --------     --------
OPERATING ACTIVITIES
  Net Income (Loss)                                   $  2,112     $  1,907
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                         6,743        6,190
   Deferred income taxes                                  (703)        (725)
   Provision for deferred rent                             271          285
   (Gain)Loss on disposal of equipment                      (1)         (13)
Changes in operating assets and liabilities, net
    of effects from business acquisitions:
     Royalties\consumer product receivables                379          130
     Inventory                                             127           69
     Prepaid expenses and other assets                    (777)      (2,174)
     Accounts payable and other liabilities             (1,417)         683
     Income taxes payable                               (1,427)      (1,087)
                                                      --------     --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES         5,307        5,265

INVESTMENT ACTIVITIES
  Additions to property, equipment and
   leasehold improvements                               (6,586)      (8,488)
  Proceeds from sale of fixed assets                         1        1,101
                                                      --------     --------
NET CASH USED FOR INVESTING ACTIVITIES                  (6,585)      (7,387)


FINANCING ACTIVITIES
  Proceeds from revolving credit agreement              31,215       32,809
  Principal payments on revolving credit agreement
   and capital lease obligations                       (29,248)     (32,148)
  Purchase of Treasury Stock                              (384)         (18)
  Exercise of stock options                                 10          117
                                                      --------     --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES              1,593          760
                                                      --------     --------

INCREASE (DECREASE) IN CASH                                315       (1,362)
CASH AT BEGINNING OF PERIOD                              1,486        1,828
                                                      --------     --------

CASH AT END OF PERIOD                                 $  1,801     $    466
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


NOTE B - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Basic and diluted earnings per share were equivalent to each other for the quarter ended March 29, 1998.

                                  Thirteen Weeks Ended       Twenty-six Weeks Ended
                                 ----------------------      ----------------------
                                 March 29,    March 30,       March 29,  March 30,
                                    1998        1997            1998        1997
                                 ----------  ----------      ----------  ----------

Numerator for Basic Earnings
per Share:

Weighted average shares
outstanding                      10,930,209  12,212,571      10,947,731  12,207,780

Common Stock equivalents:
  Stock options                      24,758      58,056          40,321      67,682
                                 ----------  ----------      ----------  ----------

Numerator for Diluted Earnings
per Share:

Weighted average shares
outstanding including common
stock equivalents                10,954,967  12,270,627      10,988,052  12,275,462
                                 ==========  ==========      ==========  ==========

     Net Income(Loss)            $  904,000  $  815,000      $2,112,000  $1,907,000
                                 ==========  ==========      ==========  ==========

Basic Earnings Per Share         $      .08  $      .07      $      .19  $      .16
                                 ==========  ==========      ==========  ==========

Diluted Earnings per Common
Share                            $      .08  $      .07      $      .19  $      .16
                                 ==========  ==========      ==========  ==========

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

THIRTEEN WEEKS ENDED MARCH 29, 1998 COMPARED TO THIRTEEN WEEKS ENDED MARCH 30, 1997

                                          13 Weeks Ended
                                      --------------------
                                      3/29/98      3/30/97
                                      -------      -------
REVENUES:
Restaurant sales                        92.7%        92.4%
Consumer product sales                   5.0          5.0
Franchise income                         2.3          2.6
                                       -----        -----

     Total                             100.0%       100.0%
                                       -----        -----

COSTS AND EXPENSES:
Cost of food & beverages (1)            26.0%        25.2%
Labor and benefits (1)                  31.9         31.9
Occupancy costs (1)                     15.3         15.6
Other operating costs (1)                9.7         10.2
General and administrative               6.9          7.4
Depreciation and amortization (1)        7.5          7.5
                                       -----        -----
Operating income                         4.9          4.4

Other income (expense)                  (2.0)        (1.5)
                                       -----        -----
Income before taxes                      2.9          2.9
Provision for income taxes               1.0          1.0
                                       -----        -----
Net income                               1.9%         1.9%
                                       =====        =====

(1) Percentage of restaurant and consumer product sales

NUMBER OF RESTAURANTS AT END OF QUARTER:

Company-owned Uno's - full service        94           88
Franchised Uno's - full service           64           65

Total revenue increased 9.3% to $46.7 million from $42.7 million last year. Company-owned restaurant sales rose 9.7% to $43.3 million from $39.5 million last year due primarily to 8.3% growth in store operating weeks of full-service Pizzeria Uno units resulting from the addition of seven restaurants during the past four quarters. Comparable-store sales for the second quarter were up 2.2% from the same period last year. Average weekly sales, which includes sales at comparable stores as well as new units, increased 2.3% during the second quarter, reflecting higher-than-average sales levels for its newest prototype units. These units generated sales volumes approximately 6% higher than our comparable-store average for the quarter.

Consumer product sales increased 7.8% for the second quarter this year to $2,323,000 from $2,154,000 last year. Sales for the frozen product category increased as shipments to contract food service providers rose and initial shipments of product to a regional restaurant chain began. Sales volumes within our fresh refrigerated category and wholesale club accounts experienced modest declines for the quarter.

Franchise income, which includes royalty income and initial franchise fees, decreased slightly to $1,087,000 versus $1,097,000 last year. Royalty income increased 6.3% to $1,087,000 this year compared to $1,022,000 last year. No initial franchise fees were recorded this year compared to $75,000 last year.

Operating income was $2,286,000, which represents an operating margin of 4.9%. Operating income for last year was $1,899,000, which represents an operating margin of 4.4%.

Cost of food and beverage as a percentage of restaurant and consumer product sales increased to 26.0% compared to 25.2% last year. This increase was due in part to higher cheese costs, which were up approximately 11% over last years levels, a shift in mix towards higher cost menu items and a higher cost of sales in the consumer products segment. Labor costs were even at 31.9% as a percentage of restaurant and consumer product sales as an increase in the average wage rate was offset by increased productivity and lower benefit expense. Occupancy costs declined as a percentage of restaurant and consumer product sales to 15.3% from 15.6% due to operating leverage gains from higher unit volumes. Other operating costs decreased to 9.7% as a percentage of restaurant and consumer product sales from 10.2% last year due primarily to lower advertising expenditures for the period. General and administrative expenditures as a percentage of total revenues decreased to 6.9% from 7.4% last year as a result of continuing cost control measures and increased operating leverage. Depreciation and amortization expense as a percentage of restaurant and consumer product sales was flat at 7.5% versus last year as slightly higher pre-opening cost amortization was offset by lower depreciation expense caused by increased sales leverage.

Other expense of $935,000 increased from $666,000 last year. Interest expense increased to $903,000 from $621,000 last year due to a slightly higher borrowing rate and a higher level of debt. The increase in the debt level was a result of the Company's share repurchase program completed in the fourth quarter of fiscal 1997. The effective tax rate of 33% for the quarter compared favorably to last years tax rate of 34% due to the impact of various tax credits. Net income increased to $904,000 from $815,000 last year based on the factors noted above.

TWENTY-SIX WEEKS ENDED MARCH 29, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED MARCH 30, 1997

                                         26 Weeks Ended
                                      --------------------
                                      3/29/98      3/30/97
                                      -------      -------
REVENUES:
Restaurant sales                        92.6%        92.4%
Consumer product sales                   5.0          5.1
Franchise income                         2.4          2.5
                                       -----        -----

     Total                             100.0%       100.0%
                                       -----        -----

COSTS AND EXPENSES:
Cost of food & beverages (1)            25.9%        25.6%
Labor and benefits (1)                  31.6         31.7
Occupancy costs (1)                     15.6         15.8
Other operating costs (1)                9.2          9.5
General and administrative               6.9          7.4
Depreciation and amortization (1)        7.5          7.4
                                       -----        -----
Operating income                         5.5          4.9

Other income (expense)                  (2.1)        (1.5)
                                       -----        -----

Income before taxes                      3.4          3.4
Provision for income taxes               1.1          1.2
                                       -----        -----
Net income                               2.3%         2.2%
                                       =====        =====

(1) Percentage of restaurant and consumer product sales


Total revenue increased 8.0% to $91.7 million from $84.9 million last year. Company-owned restaurant sales rose 8.2% to $84.9 million from $78.4 million last year due primarily to 8.7% growth in store operating weeks of full-service Pizzeria Uno units. Comparable-store sales for for the first half of the fiscal year were 0.9% above the same period last year. During the same period, average weekly sales, which includes sales at comparable stores as well as new units, were up 1.5% above last year.

Consumer product sales increased 6.7% to $4,608,000 from $4,316,000 for the first six months this year compared to the same period last year. Sales volumes in the fresh retail and wholesale segments have declined due in part to a reduction in promotional activities and a increase in competition in the supermarket segment. Growth in the frozen products and contract food service categories continues, as the Company continues to fill initial orders to Sainsbury's Supermarket PLC and other food service providers.

Franchise income, which includes royalty income and initial franchise fees increased 1.3% to $2,159,000 from $2,132,000 last year. Royalty income increased 6.4% as average weekly sales improved by 2.4% for the first six months of the fiscal year. Due to the timing of new unit openings no initial franchise fees were recorded this year compared to $102,500 last year.

Operating income was $5,012,000, which represents an operating margin of 5.5%. Operating income for last year was $4,164,000, which represents an operating margin of 4.9%.

Cost of food and beverage as a percentage of restaurant and consumer product sales increased to 25.9% compared to 25.6% last year due to a shift in mix towards higher cost menu items. Labor costs remained virtually unchanged at 31.6% this year compared to 31.7% last year as higher direct labor costs, driven by an increase in the average wage rate, were offset by continued savings in workers compensation and medical expense. Occupancy costs decreased as a percentage of restaurant and consumer product sales to 15.6% from 15.8% due to improved sales levels and an unusually mild winter season. Other operating costs decreased slightly to 9.2% from 9.5% last year due primarily to lower advertising expenditures. General and administrative costs as a percentage of total revenues decreased to 6.9% from 7.4% last year as a result of continuing cost control measures and increased sales leverage. Depreciation and amortization expenses as a percentage of restaurant and consumer product sales increased slightly to 7.5% from 7.4% last year due to slightly higher pre-opening cost amortization.

Other expense of $1,858,000 increased from $1,276,000 last year. Interest expense increased to $1,787,000 from $1,239,000 last year due to a slightly higher borrowing rate and a higher level of debt. The increase in the debt level was a result of the Company's share repurchase program completed in the fourth quarter of fiscal 1997. The effective tax rate of 33% for the first half of the fiscal year compared favorably to last years tax rate of 34% due to the impact of various tax credits. Net income increased to $2,112,000 from $1,907,000 last year based on the factors noted above.


LIQUIDITY AND SOURCES OF CAPITAL

The following table presents a summary of the Company's cash flows for the period ended March 29, 1998.

                                                         (In Thousands)
Net cash provided by operating activities                   $ 5,307
Net cash used in investing activities                        (6,585)
Net cash provided by financing activities                     1,593
                                                            -------
Increase (Decrease) in cash                                 $   315
                                                            =======

Historically, the Company had leased most of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. During the first six months of fiscal 1998, the Company's investment in property, equipment and leasehold improvements was $6.6 million.

The Company currently plans to open approximately six restaurants in fiscal 1998, three of which were open by the second quarter. The average cash investment required to open a full service Pizzeria Uno restaurant, excluding land and pre-opening costs, is approximately $1.6 million.

As of March 29, 1998, the Company had outstanding indebtedness of $42.6 million under its $55 million unsecured revolving credit facility, $963,000 in capital lease obligations and $4,889,000 under its mortgage financing. Advances under the revolving credit facility will accrue interest at the lender's prime rate plus 0-50 basis points, or alternatively, 100-175 basis points above LIBOR. The Company anticipates using the revolving credit facility in the future for the development of additional restaurants, and for working capital.

On April 22, 1998, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 additional shares of the Company's Common Stock in the market from time to time. The shares of Common Stock to be purchased will be held in treasury and may be used by the Company from time to time for its employee benefit plans. During the first half of the fiscal year the Company has repurchased 60,100 shares at an average price of $6.33. The Company currently has 2,850,697 shares in its treasury account.

The Company believes that existing cash balances, cash generated from operations and borrowing under its revolving line of credit will be sufficient to fund the Company's capital requirements for the foreseeable future.

The Company is currently obligated under 92 leases, including 90 leases for Company-owned restaurants, two leases for its executive offices. The Company is currently negotiating the renewal of a lease for an office building containing one of its restaurants and continues to pay rent on a tenancy at will basis in the interim.


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

NOT APPLICABLE

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  EXHIBITS
                    None.

               (b)  REPORTS ON FORM 8-K
                    Uno Restaurant Corporation did not file any Reports on Form 8-K during the quarter ended March 29, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNO RESTAURANT CORPORATION
                                        (Registrant)


Date:    May 8, 1998                    By: /s/ Craig S. Miller
       ---------------                      ------------------------------------
                                            Craig S. Miller
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date:    May 8, 1998                    By: /s/ Robert M. Vincent
       ---------------                      ------------------------------------
                                            Robert M. Vincent
                                            Senior Vice President-Finance,
                                            and Chief Financial Officer
                                            (Principal Financial Officer)