Form 10-Q
period 1998-06-28
UNO RESTAURANT CORP
filed 1998-08-10
CIK 812075

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    JUNE 28, 1998
                                             -------------------------

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to _____________


          Commission file number             1-9573
                                ----------------------------------------


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


                                 (617) 323-9200
          ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


          ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

     As of August 3, 1998, 10,758,101 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           UNO RESTAURANT CORPORATION

                                      INDEX


                                                                Page
                                                                ----
PART I.  FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS............................  3

               Consolidated Balance Sheets --
               June 28, 1998 and September 28, 1997............  3

               Consolidated Statements of Income --
               Thirteen and thirty-nine weeks ended
               June 28, 1998 and June 29, 1997.................  4

               Consolidated Statements of Cash Flows --
               Thirty-nine weeks ended June 28, 1998 and
               June 29, 1997...................................  5

               Notes to Consolidated Financial
               Statements......................................  6


    ITEM 2.    MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.......................  8


    ITEM 3.    QUANTITATIVE AND QUALITATIVE
               DISCLOSURE ABOUT MARKET RISKS................... 12

PART II.  OTHER INFORMATION

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................ 13


CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
                                                                                  June 28,          Sept.28,
                                                                                    1998              1997
                                                                                  ---------         --------
                                                                                 (Unaudited)
                                     ASSETS
CURRENT ASSETS
 Cash                                                                              $  2,227         $  1,486
 Royalties receivable                                                                   382              728
 Consumer products receivable                                                           570              844
 Inventory                                                                            2,245            2,326
 Deferred pre-opening costs                                                             949
 Prepaid expenses and other assets                                                    2,534            1,959
                                                                                   --------         --------
   TOTAL CURRENT ASSETS                                                               7,958            8,292

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
 Land                                                                                16,689           15,883
 Buildings                                                                           27,944           25,265
 Leasehold improvements                                                              91,738           87,047
 Equipment                                                                           52,328           49,802
 Construction in progress                                                             1,873            4,201
                                                                                   --------         --------
                                                                                    190,572          182,198

Less allowance for depreciation and amortization                                     65,900           56,841
                                                                                   --------         --------
                                                                                    124,672          125,357
OTHER ASSETS
 Deferred income taxes                                                                7,503            6,599
 Royalty fee                                                                            178              241
 Liquor licenses and other assets                                                     3,197            3,243
                                                                                   --------         --------
                                                                                   $143,508         $143,732
                                                                                   ========         ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                  $  5,846         $  6,966
 Accrued expenses                                                                     7,952            7,563
 Accrued compensation and taxes                                                       2,653            2,641
 Income taxes payable                                                                   726            2,076
 Current portion of long-term debt and capital
  lease obligations                                                                   4,074            3,132
                                                                                   --------         --------
  TOTAL CURRENT LIABILITIES                                                          21,251           22,378

Long-term debt, net of current portion                                               41,067           42,516
Capital lease obligations, net of current portion                                       717              867
Other liabilities                                                                     7,203            7,091

SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value, 1,000,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000,000 shares authorized, 13,771,674 and
  13,754,480 shares issued and outstanding in Fiscal Years 1998 and 1997,
  respectively                                                                          138              138
 Additional paid-in capital                                                          53,898           53,803
 Retained earnings                                                                   40,009           36,816
                                                                                   --------         --------
                                                                                     94,045           90,757
 Treasury Stock (2,917,193 and 2,790,597 shares at cost,in
                 Fiscal Years 1998 and 1997, respectively)                          (20,775)         (19,877)
                                                                                   --------         --------
TOTAL SHAREHOLDERS' EQUITY                                                           73,270           70,880
                                                                                   --------         --------
                                                                                   $143,508         $143,732
                                                                                   ========         ========



CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)

                                                        Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                                      ------------------------            -------------------------
                                                      June 28,        June 29,            June 28,         June 29,
                                                        1998            1997                1998             1997
                                                      --------        --------            --------         --------
REVENUES
 Restaurant sales                                     $45,288         $41,987              $130,171        $120,414
 Consumer product sales                                 2,475           2,210                 7,083           6,526
 Franchise income                                       1,190           1,189                 3,349           3,322
                                                      -------         -------              --------        --------
                                                       48,953          45,386               140,603         130,262

COSTS AND EXPENSES
 Cost of sales                                         12,311          11,118                35,477          32,307
 Labor and benefits                                    14,940          13,803                43,236          39,996
 Occupancy                                              7,065           6,825                21,025          19,905
 Other operating costs                                  4,567           4,245                13,369          12,519
 General and administrative                             3,487           3,338                 9,824           9,588
 Depreciation and amortization                          3,059           2,965                 9,136           8,691
 Special charges                                                        4,000                                 4,000
                                                      -------         -------              --------        --------
                                                       45,429          46,294               132,067         127,006
                                                      -------         -------              --------        --------

OPERATING INCOME                                        3,524            (908)                8,536           3,256


OTHER INCOME (EXPENSE)                                   (963)           (711)               (2,821)         (1,987)
                                                      -------         -------              --------        --------


 Income before income taxes                             2,561          (1,619)                5,715           1,269
 Provision for income taxes                               844            (549)                1,886             432
                                                      -------         -------              --------        --------

Net income before cumulative effect
 of change in accounting principle                    $ 1,717         ($1,070)             $  3,829        $    837
Cumulative effect of change in
 accounting principle for preopening
 costs net of income taxes                                                                      636
                                                      -------         -------              --------        --------
NET INCOME (LOSS)                                     $ 1,717         ($1,070)             $  3,193        $    837
                                                      =======         =======              ========        ========

Basic and Diluted Earnings per Share:
 Net income                                           $   .16         $  (.09)             $    .35        $    .07
 Cumulative effect of change in
   accounting principle                                                                    $   (.06)
                                                      -------         -------              --------        --------
Net income                                            $   .16         $  (.09)             $    .29        $    .07
                                                      =======         =======              ========        ========

Weighted average shares outstanding:
  Basic                                                10,895          12,175                10,930          12,197
  Diluted                                              10,990          12,216                10,989          12,256



CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
                                                                                  Thirty-nine weeks Ended
                                                                                 -------------------------
                                                                                 June 28,         June 29,
                                                                                   1998            1997
                                                                                 --------        ---------
OPERATING ACTIVITIES
  Net Income (Loss)                                                              $  3,193        $    837
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                                                    9,222           9,401
   Deferred income taxes                                                             (904)         (2,083)
   Provision for deferred rent                                                        396             446
   (Gain)Loss on disposal of equipment                                                 (6)            (15)
   Special charges                                                                  4,000
   Cumulative effect of change in accounting principle                                949
 Changes in operating assets and liabilities, net of effects from business acquisitions:
     Royalties\consumer product receivables                                           346              17
     Inventory                                                                         81              18
     Prepaid expenses and other assets                                               (278)         (1,385)
     Accounts payable and other liabilities                                          (882)          1,024
     Income taxes payable                                                          (1,350)           (748)
                                                                                 --------        --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                   10,767          11,512

INVESTMENT ACTIVITIES
  Additions to property, equipment and
   leasehold improvements                                                          (8,574)        (13,830)
  Proceeds from sale of fixed assets                                                    8           1,103
                                                                                 --------        --------
NET CASH USED FOR INVESTING ACTIVITIES                                             (8,566)        (12,727)


FINANCING ACTIVITIES
  Proceeds from revolving credit agreement                                         41,565          49,043
  Principal payments on revolving credit agreement
   and capital lease obligations                                                  (42,222)        (48,564)
  Purchase of Treasury Stock                                                         (898)           (524)
  Exercise of stock options                                                            95             248
                                                                                 --------        --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                        (1,460)            203
                                                                                 --------        --------

INCREASE (DECREASE) IN CASH                                                           741          (1,012)
CASH AT BEGINNING OF PERIOD                                                         1,486           1,828
                                                                                 --------        --------

CASH AT END OF PERIOD                                                            $  2,227        $    816
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


NOTE B - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Basic and diluted earnings per share were equivalent to each other for the quarter ended June 28, 1998.


                                         Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                     ----------------------------      ----------------------------
                                       June 28,         June 29,        June 28,          June 29,
                                         1998            1997             1998             1997
                                     -----------       ----------      -----------       ----------
Numerator for Basic Earnings
per Share:

Weighted average shares
outstanding                           10,894,964       12,174,949       10,930,142       12,196,836

Common Stock equivalents:
  Stock options                           95,497           40,728           58,713           58,697
                                     -----------       ----------      -----------       ----------

Numerator for Diluted Earnings
per Share:

Weighted average shares
outstanding including common
stock equivalents                     10,990,461       12,215,677       10,988,855       12,255,533
                                     ===========       ==========      ===========       ==========

Net Income(Loss) before cumulative
 effect of change in
 accounting principle                $ 1,717,000      ($1,070,000)     $ 3,829,000       $  837,000
Cumulative effect of change
 in accounting principle for
 preopening costs net of
 income taxes                                                              636,000
                                     -----------       ----------      -----------       ----------
Net Income(Loss)                     $ 1,717,000      ($1,070,000)     $ 3,193,000       $  837,000
                                     ===========       ==========      ===========       ==========

Basic and Diluted Earnings per Share:
Net Income(Loss) before cumulative
 effect of change in
 accounting principle                $       .16       $     (.09)     $       .35       $      .07
Cumulative effect of change in
 accounting principle                                                  $      (.06)
                                     -----------       ----------      -----------       ----------
Net Income(Loss)                     $       .16       $     (.09)     $       .29       $      .07
                                     ===========       ==========      ===========       ==========

NOTE C - PRE-OPENING COSTS

In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5 ("SOP 98-5") entitled "Reporting on the Costs of Start-up Activities." The SOP 98-5 requires companies to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long lived assets. This new accounting standard is effective for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company has elected early implementation of the accounting standard retroactive to the beginning of fiscal 1998. The cumulative effect of this change in accounting principle was $636,000, net of income taxes.

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

THIRTEEN WEEKS ENDED JUNE 28, 1998 COMPARED TO THIRTEEN WEEKS ENDED
JUNE 29, 1997

                                                      13 Weeks Ended
                                                 -----------------------
                                                 6/28/98         6/29/97
                                                 -------         -------
REVENUES:
Restaurant sales                                   92.5%           92.5%
Consumer product sales                              5.1             4.9
Franchise income                                    2.4             2.6
                                                  -----           -----

     Total                                        100.0%          100.0%
                                                  -----           -----
COSTS AND EXPENSES:
Cost of food & beverages (1)                       25.8%           25.2%
Labor and benefits (1)                             31.3            31.2
Occupancy costs (1)                                14.8            15.4
Other operating costs (1)                           9.6             9.6
General and administrative                          7.1             7.4
Depreciation and amortization (1)                   6.4             6.7
Special charges (1)                                                 9.1
                                                  -----           -----
Operating income                                    7.2            (2.0)

Other income (expense)                              2.0            (1.6)
                                                  -----           -----
Income before taxes                                 5.2            (3.6)
Provision for income taxes                          1.7            (1.2)
                                                  -----           -----
Net income                                          3.5%           (2.4)%
                                                  =====           =====


(1) Percentage of restaurant and consumer product sales

NUMBER OF RESTAURANTS AT END OF QUARTER:

Company-owned Uno's - full service                  94               90
Franchised Uno's - full service                     62               65

Total revenue increased 7.9% to $49.0 million from $45.4 million last year. Company-owned restaurant sales rose 7.9% to $45.3 million from $42.0 million last year due primarily to 6.7% growth in store operating weeks of full-service Pizzeria Uno units resulting from the addition of six restaurants during the past four quarters. One restaurant was closed during the quarter. Comparable-store sales for the third quarter were up 0.8% from the same period last year. Average weekly sales, which includes sales at comparable stores as well as new units, increased 1.5% during the third quarter, reflecting higher-than-average sales levels for its newest prototype units. The latest variation of the new prototype units generated sales volumes approximately 6% higher than our comparable-store average for the quarter.

Consumer product sales increased 12.0% for the third quarter this year to $2,475,000 from $2,210,000 last year. Sales of fresh product to retail grocers posted a 15.5% gain over the same period last year. Sales in the contract food service category grew 6.9%, bolstered by increased shipments to hotels, cinemas and corporate dining accounts. New retail chain and restaurant accounts also contributed to the increase over last year offsetting declines in airline, private label and club store sales.

Franchise income, which includes royalty income and initial franchise fees, were virtually flat against last year at $1,190,000 versus $1,189,000 last year. Royalty income decreased 5.6% to $1,097,000 this year compared to $1,162,000 last year. The decline in royalty income was partially due to a reduction in franchise operating weeks as a result of closing seven franchise units since the beginning of the fiscal year. Franchise fees of $93,300 were recorded this year compared to $27,500 last year.

Operating income was $3,524,000, which represents an operating margin of 7.2%. An operating loss of $908,000 was recorded last year as the result of a $4,000,000 charge in accordance with SFAS 121. Exclusive of the SFAS 121 charge, operating income for the third quarter last year was $3,092,000 which represents an operating margin of 6.8%.

Cost of food and beverage as a percentage of restaurant and consumer product sales increased to 25.8% compared to 25.2% last year. This increase was due in part to higher cheese costs, which were up approximately 9% over last years levels, a shift in mix towards higher cost menu items and a higher cost of sales in the consumer products segment. Labor costs were up slightly 31.3% from 31.2% last year as a percentage of restaurant and consumer product sales as an increase in the average wage rate was offset by increased productivity and lower benefit expense. Occupancy costs declined as a percentage of restaurant and consumer product sales to 14.8% from 15.4% due to operating leverage gains from higher unit volumes. Other operating costs were flat at 9.6% as a percentage of restaurant and consumer product sales as slightly higher advertising was offset by lower pre-opening costs for the period. General and administrative expenditures as a percentage of total revenues decreased to 7.1% from 7.4% last year as a result of continuing cost control measures and increased operating leverage. Depreciation and amortization expense as a percentage of restaurant and consumer product sales was down to 6.4% versus 6.7% last year due to increased sales leverage.

Other expense of $963,000 increased from $711,000 last year. Interest expense increased to $912,000 from $662,000 last year due to a slightly higher borrowing rate and a higher level of debt. The increase in the debt level was a result of the Company's share repurchase program completed in the fourth quarter of fiscal 1997. The effective tax rate of 33% for the quarter compared favorably to last years tax rate of 34% due to the impact of various tax credits. Net income increased to $1,717,000 from ($1,070,000) last year based on the factors noted above.

THIRTY-NINE WEEKS ENDED JUNE 28, 1998 COMPARED TO THIRTY-NINE WEEKS ENDED JUNE 29, 1997

                                                      39 Weeks Ended
                                                 -----------------------
                                                 6/28/98         6/29/97
                                                 -------         -------
REVENUES:
Restaurant sales                                   92.6%           92.4%
Consumer product sales                              5.0             5.0
Franchise income                                    2.4             2.6
                                                  -----           -----

     Total                                        100.0%          100.0%
                                                  -----           -----

COSTS AND EXPENSES:
Cost of food & beverages (1)                       25.8%           25.5%
Labor and benefits (1)                             31.5            31.5
Occupancy costs (1)                                15.3            15.7
Other operating costs (1)                           9.7             9.9
General and administrative                          7.0             7.4
Depreciation and amortization (1)                   6.7             6.8
Special charges (1)                                                 3.2
                                                  -----           -----
Operating income                                    6.0             2.5

Other income (expense)                             (2.0)           (1.5)
                                                  -----           -----

Income before taxes                                 4.0             1.0
Provision for income taxes                          1.3              .3
                                                  -----           -----

Net income before cumulative effect
 of change in accounting principle                  2.7              .7
Cumulative effect of change in
 accounting principle for pre-opening
 costs net of income taxes                          (.4)
                                                  -----           -----
Net income                                          2.3%             .7%
                                                  =====           =====

(1) Percentage of restaurant and consumer product sales


Total revenue increased 7.9% to $140.6 million from $130.3 million last year. Company owned restaurant sales rose 8.1% to $130.2 million from $120.4 million last year due primarily to 8.0% growth in store operating weeks of full service Pizzeria Uno units. Comparable store sales for the first three quarters of the fiscal year were 0.8% above the same period last year. During the same period, average weekly sales, which includes sales at comparable stores as well as new units, were up 1.4% above last year.

Consumer product sales increased 8.5% to $7,083,000 from $6,526,000 for the first nine months this year compared to the same period last year. The contract food service category grew approximately 55% on increased shipments to hotels, cinemas and corporate dining accounts, while airline sales were essentially flat. Fresh product and private label sales to supermarket chains have declined approximately 6% due to a greater competition and reduced promotional activities in that category.

Franchise income, which includes royalty income and initial franchise fees increased 0.8% to $3,349,000 from $3,322,000 last year. Royalty income increased 2.0% as average weekly sales improved by 2.0% for the first nine months of the fiscal year. Franchise fees of $93,300 were recorded this year compared to $130,000 last year.

Operating income was $8,536,000, which represents an operating margin of 6.1%. Operating income for last year was $3,256,000, which represents an operating margin of 2.5%. Operating income for last year includes a special charge of $4,000,000 in connection with the Company's adoption of SFAS 121. Operating income last year exclusive of SFAS 121 was $7,256,000, which represents an operating margin of 5.6%.

Cost of food and beverage as a percentage of restaurant and consumer product sales increased to 25.8% compared to 25.5% last year due to a shift in mix towards higher cost menu items. Labor costs remained unchanged at 31.5% this year as higher direct labor costs, driven by an increase in the average wage rate, were offset by lower costs for workers compensation and employee medical insurance programs. Occupancy costs decreased as a percentage of restaurant and consumer product sales to 15.3% from 15.7% due to improved sales levels and an unusually mild winter season. Other operating costs decreased slightly to 9.7% from 9.9% last year due primarily to lower advertising expenditures. General and administrative costs as a percentage of total revenues decreased to 7.0% from 7.4% last year as a result of continuing cost control measures and increased sales leverage. Depreciation and amortization expenses as a percentage of restaurant and consumer product sales decreased slightly to 6.7% from 6.8 last year due to increased sales leverage.

Other expense of $2,821,000 increased from $1,987,000 last year. Interest expense increased to $2,699,000 from $1,901,000 last year due to a slightly higher borrowing rate and a higher level of debt. The increase in the debt level was a result of the Company's share repurchase program completed in the fourth quarter of fiscal 1997. The effective tax rate of 33% for the first three quarters of the fiscal year compared favorably to last years tax rate of 34% due to the impact of various tax credits. The Company adopted SOP 98-5 "Reporting on the Costs of Start-up Activities" retroactive to the beginning of the fiscal year. Net income for the first nine months was $3,193,000 which reflects the change in accounting principle adopted.


LIQUIDITY AND SOURCES OF CAPITAL

The following table presents a summary of the Company's cash flows for the period ended June 28, 1998.

                                                                 (In Thousands)
                                                                 --------------
Net cash provided by operating activities                          $10,767
Net cash used in investing activities                               (8,566)
Net cash provided by financing activities                           (1,460)
                                                                   -------
Increase (Decrease) in cash                                        $   741
                                                                   =======

Historically, the Company had leased most of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. During the first nine months of fiscal 1998, the Company's investment in property, equipment and leasehold improvements was $10.8 million.

The Company currently plans to open approximately four restaurants in fiscal 1998, all of which were open by the third quarter. The average cash investment required to open a full service Pizzeria Uno restaurant, excluding land and pre-opening costs, is approximately $1.6 million.

As of June 28, 1998, the Company had outstanding indebtedness of $40.1 million under its $55 million unsecured revolving credit facility, $916,000 in capital lease obligations and $4,843,000 under its mortgage financing. Advances under the revolving credit facility will accrue interest at the lender's prime rate plus 0-50 basis points, or alternatively, 100-175 basis points above LIBOR. The Company anticipates using the revolving credit facility in the future for the development of additional restaurants, and for working capital.

On April 22, 1998, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 additional shares of the Company's Common Stock in the market from time to time. The shares of Common Stock to be purchased will be held in treasury and may be used by the Company from time to time for its employee benefit plans. During the first three quarters of the fiscal year the Company has repurchased 126,596 shares at an average price of $6.95. At the end of the quarter the Company had 2,917,193 shares in its treasury account.

The Company believes that existing cash balances, cash generated from operations and borrowing under its revolving line of credit will be sufficient to fund the Company's capital requirements for the foreseeable future.

The Company is currently obligated under 95 leases, including 93 leases for Company-owned restaurants, two leases for its executive offices. The Company is currently negotiating the renewal of a lease for an office building containing one of its restaurants and continues to pay rent on a tenancy at will basis in the interim.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

NOT APPLICABLE

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  EXHIBITS
                 None.


            (b)  REPORTS ON FORM 8-K
                 Uno Restaurant Corporation did not file any Reports on Form 8-K during the quarter ended June 28, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        UNO RESTAURANT CORPORATION
                                        ---------------------------------------
                                        (Registrant)



Date:  August 10, 1998                  By: /s/ Craig S. Miller
     -------------------                    -----------------------------------
                                            Craig S. Miller
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date:  August 10, 1998                  By: /s/ Robert M. Vincent
     -------------------                    -----------------------------------
                                            Robert M. Vincent
                                            Senior Vice President-Finance,
                                            and Chief Financial Officer
                                            (Principal Financial Officer)