Form 10-K
period 1998-09-27
UNO RESTAURANT CORP
filed 1998-12-22
CIK 812075

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

    /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1998

                                       OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-9573
                            ------------------------

                           UNO RESTAURANT CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        04-2953702
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                         Identification No.)
    100 CHARLES PARK ROAD, WEST ROXBURY, MA                           02132
   (Address of principal executive offices)                        (Zip Code)

                                 (617) 323-9200
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
         Common Stock, $.01 par value                        New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)
                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of November 27, 1998, was $27,278,146 based on the closing price of $6.375 on that date on the New York Stock Exchange. As of November 27, 1998, 10,342,083 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 23, 1999 which will be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in
Part III of this report. Portions of the registrant's Registration Statement on Form S-1 (Registration No. 33-13100) (the "1987 Registration Statement"), the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, the registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991, the registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1994, the registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1995, the registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, the registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1997, the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1995, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 22, 1994, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 8, 1995, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 26, 1997 and the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 26, 1998, are incorporated by reference in Part IV of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL AND DEVELOPMENTS DURING FISCAL YEAR 1998

    The Company owns and operates or franchises a total of 163 restaurants, including 94 owned and 63 franchised casual dining, full-service restaurants under the name "Pizzeria Uno...Chicago Bar & Grill." The Pizzeria Uno restaurants offer a diverse, high-quality menu at moderate prices in a casual, friendly atmosphere. The restaurants feature the Company's signature Chicago-style deep-dish pizza and a selection of entrees, including thin crust pizza, pasta, fajitas, ribs, steak and chicken, as well as a variety of appetizers, salads, sandwiches and desserts. For the fiscal year ended September 27, 1998, Company-owned restaurants averaged $1,854,000 in sales. Company-owned restaurants are located primarily in major markets from New England to Virginia, as well as Florida, Chicago and Denver, and franchised restaurants are located throughout the United States as well as one franchised restaurant in Seoul, Korea.

    The Company acquired the rights to the name "Pizzeria Uno" from the late Ike Sewell, who opened the original Pizzeria Uno restaurant in Chicago, Illinois in 1943 and is considered the originator of Chicago-style deep-dish pizza. The Company opened its first Pizzeria Uno restaurant in 1979.

    Over the last several years the Company has transformed itself to "Pizzeria Uno...Chicago Bar & Grill" to distinguish its restaurants from quick service pizza, pizza and pasta, and full-service Italian restaurants. The culmination of this transformation came in June 1998 as the Company implemented a systemwide rollout of its new menu initiative which was designed to provide enhanced quality and value. This menu provides customers with enhanced value through larger portions of higher quality food that is consistent with the quality service and facilities that they have come to expect in their dining experience at Uno's. The foundation for this strategy was established several years ago when the Company expanded its kitchen capabilities to include saute stations, grills and fryers, enabling the Company to improve the quality, breadth and appeal of its non-pizza menu items. This has allowed the Company to accelerate its approach to product development through seasonal menus and targeted specialty offerings. The Company also re-designed its prototype restaurant to replicate the look of an old Chicago warehouse. This prototype was designed to provide a high level of energy and excitement for guests and was intended to make the restaurants more consistent with the Company's casual dining theme. In addition, the Company refined the name of its restaurants to "Pizzeria Uno...Chicago Bar & Grill" to communicate its concept and broadened menu to consumers. The Company believes that by implementing these strategic initiatives and by keeping its menu offerings fresh and providing a relaxed, yet fun atmosphere for its patrons, guest satisfaction and frequency will be enhanced and its position in the casual dining segment will be strengthened.

    During the fiscal year ended September 27, 1998, the Company opened four full-service restaurants and closed two full-service restaurants. Five full-service franchised restaurants opened during the fiscal year and eight full-service franchise restaurants closed. During the fiscal year ending October 3, 1999, the Company anticipates opening up to six Company-owned full-service restaurants and up to twelve franchised restaurants. The timing of these planned openings is subject to various factors, including locating satisfactory sites and negotiating leases and franchise agreements.

    In fiscal 1998 the Company elected to adopt the provisions of Statement of Position (SOP) 98-5 "Reporting the Costs of Start-up Activities" which requires that pre-opening costs be expensed as incurred. In accordance with the SOP, the adoption was reported as a cumulative effect of a change in accounting principle and was recognized in the first quarter of fiscal 1998. The cumulative effect of the change in accounting net of applicable taxes was $636,000, or $0.06 per share on a diluted basis.

    On November 4, 1997, the Company entered into a $55 million revolving credit and term loan facility with Fleet National Bank and BankBoston, N.A. which replaced the Company's $50 million revolving credit facility. The loan agreement includes a seven year $20 million mortgage loan, a five year term loan for $8.4 million and a $26.6 million revolving loan due in October, 2002. Amounts borrowed under the $55 million facility accrue interest at variable rates based on, at the election of the Company, either the LIBOR plus 100-175 basis points or prime plus 0-50 basis points and are secured by certain real properties owned by the Company. The agreement contains certain financial covenants including a cash flow coverage ratio and consolidated leverage ratio.

    In December 1997, the Board of Directors authorized the purchase of 500,000 shares of its Common Stock in the open market and in April 1998, the Board increased the authorization to 1,000,000 shares. Under these authorizations, the Company purchased 391,996 shares during the fiscal year.

    In September 1998, the Board of Directors of the Company authorized the repurchase of shares of the Company's Common Stock in a "Dutch Auction" tender offer. The terms of the tender offer provided that the Company would purchase up to 1,000,000 shares of its Common Stock and reserved the right to purchase more than 1,000,000 shares under certain circumstances, at prices, not in excess of $7.00 nor less than $5.75 per share, specified by tendering stockholders. The Company would then select the lowest purchase price that would allow it to purchase the 1,000,000 shares. On November 5, 1998, the Company announced that it had repurchased 274,721 shares at a price of $7.00 per share. The total number of shares purchased represented approximately 3% of the shares outstanding at the time.

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

    The restaurants feature the Company's signature Chicago-style deep-dish pizzas and a selection of entrees, including thin crust pizza, pasta, fajitas, ribs, steak and chicken, as well as a variety of appetizers, salads, sandwiches and desserts. The Company's signature product, its Chicago-style, deep-dish pizza, filled with ingredients such as fresh meats, spices, vegetables and real cheeses, is baked according to proprietary recipes. The Company believes that its proprietary recipes produce a superior pizza that is difficult to duplicate. At the end of fiscal 1998, the Company's average check per guest for full service Company-owned restaurants was approximately $10.50. For fiscal 1998, sales of alcoholic beverages accounted for approximately 18% of total restaurant sales.

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

    During fiscal 1996, the Company re-designed its prototype restaurant to replicate the look of an old Chicago warehouse. This prototype was designed as a less serious, more fun experience for guests. The Company now has 15 of these prototypes open, including seven new restaurant openings during fiscal 1997 and two restaurants in fiscal 1998. During fiscal 1996 and fiscal 1997, the Company developed several variations of this prototype which allows it to readily adapt to specific new site locations by choosing from this "family" of prototype buildings. Initial sales volumes from the latest variations of the Company-owned prototype units have been very encouraging and will continue to be monitored as they mature.

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

    Historically, the Company has leased most of its restaurants to minimize investment costs. Since fiscal 1992, however, the Company began selectively purchasing real estate to develop new restaurants where available and when the expected long-term cost of owning the real estate is less than the cost of leasing. Of the 100 Company-owned restaurants open as of November 27, 1998, 81 are located in leased facilities and 19 are fee owned properties. See "Item 2. Properties.

RESTAURANT LOCATIONS

    The following tables provide the locations for Company-owned and franchised restaurants as of November 27, 1998.

                        COMPANY-OWNED RESTAURANTS (100)

COLORADO (3)

Aurora
Greenwood (a)
Westminster

CONNECTICUT (6)

Danbury
Fairfield
Manchester
Milford
Newington
West Hartford

FLORIDA (6)

Altamonte
Daytona Beach
Kissimmee
Lake Mary (a)
Orlando (2)(a)

ILLINOIS (10)

Aurora
Chicago (4)(a)(b)
Crestwood
Gurnee Mills (a)
Lombard
Schaumburg
Vernon Hills (a)

MAINE (2)

Bangor
Portland (a)

MARYLAND (6)

Baltimore
Bel Air
Bethesda
Ellicott City (a)
Towson
Waldorf

MASSACHUSETTS (25)

Boston (5)
Bellingham
Braintree
Brockton
Burlington
Cambridge (2)
Danvers
Dedham
Framingham
Hanover
Hyannis (a)
Kingston
Lynnfield (a)
Newton
Revere
Springfield
Waltham (2)(c)
Westborough
Woburn

MISSOURI (1)

St. Louis

NEW HAMPSHIRE (3)

Concord
Manchester
Nashua

NEW JERSEY (2)

Paramus
Woodbridge

NEW YORK (18)

Albany
Amherst (a)
Henrietta
Latham
Lynbrook
Massapequa
New York City
  Bayside
  Bay Ridge
  Forest Hills
  Manhattan (5)
Syracuse
Victor
Vestal
Yonkers

OHIO (2)

Columbus (2)(a)

PENNSYLVANIA (3)

Philadelphia (2)(a)
Pittsburgh

RHODE ISLAND (1)

Warwick

VERMONT (1)

Burlington (a)

VIRGINIA (9)

Ballston
Fairfax
Falls Church
Merrifield
Newport News
Norfolk
Potomac Mills (a)
Reston
Williamsburg (a)

WASHINGTON, DC (2)

Cleveland Park
Union Station

------------------------

See footnotes on next page

                          FRANCHISED RESTAURANTS (69)
                                 DOMESTIC (67)

ARIZONA (3)

Mesa
Phoenix
Tempe

CALIFORNIA (12)

Cupertino
Fremont
Los Angeles
Oakland
Sacramento
San Diego (2)
San Francisco (2)
Santa Clara
Visalia
West Hollywood

FLORIDA (3)

Miami
Orlando (2)

INDIANA (2)

Indianapolis
Merrillville

KENTUCKY (2)

Lexington
Louisville

MARYLAND (1)

Deep Creek

MASSACHUSETTS (3)

Holyoke
Springfield (2)(c)

MICHIGAN (2)

Birch Run
Bloomfield

MINNESOTA (2)

Minnetonka
Edina

NEVADA (1)

Las Vegas

NEW JERSEY (4)

Cherry Hill
Secaucus
South Plainfield
Wayne

NEW YORK (2)

Poughkeepsie
White Plains

OHIO (6)

Cincinnati (3)
Cleveland
Dayton
Mentor

OKLAHOMA (1)

Tulsa

PENNSYLVANIA (7)

Doylestown
King of Prussia
Langhorne
Media
Philadelphia (2)
Plymouth Meeting

PUERTO RICO (5)

Bayamon
Carolina
San Juan (2)(c)
San Patricio

TENNESSEE (1)

Bristol

TEXAS (4)

Addison
Arlington
Ft. Worth
Houston

WASHINGTON, DC (1)

Georgetown

WASHINGTON (2)

Lynnwood
Spokane

WISCONSIN (3)

Milwaukee
Madison (2)

                               INTERNATIONAL (2)

KOREA (2)

Seoul (2)(c)

------------------------

(a) Owned property

(b) Includes one Mexican restaurant and one limited seating take-out kiosk.

(c) Includes one limited seating, take-out restaurant.

UNIT ECONOMICS

    For the fiscal year ended September 27, 1998, the 90 Company-owned restaurants open for the entire fiscal year generated average restaurant sales of approximately $1,856,000, average restaurant operating income of approximately $229,000 (or 12.3% of sales) and average restaurant operating cash flow of approximately $348,000 (or 18.7% of sales). The 11 Company-owned restaurants opened in fiscal 1997 and fiscal 1998 had an average cash investment of approximately $1.7 million for building, leasehold improvements, furniture, fixtures and equipment, but excludes land costs and pre-opening expenses. The Company expects that the average cash investment required to open a full-service Pizzeria Uno restaurant will be approximately $1.6 million, excluding land and pre-opening expenses. In the future, the Company anticipates that it will continue to purchase a portion of its new restaurant locations and expects that its total investment for each fee owned unit will range between $2.1 and $2.6 million.

RESTAURANT EXPANSION

    The Company intends to continue opening Company-owned restaurants in three of its primary metropolitan markets, Boston, New York and Baltimore/Washington, D.C. The Company is also engaged in site development efforts in Chicago and Orlando. In fiscal 1998, the Company opened four restaurants in existing markets. In fiscal 1999, the Company intends to open approximately six restaurants and does not plan to enter any new markets.

    The Company will continue to grant franchisees the right to expand the Pizzeria Uno restaurant business throughout the United States and will aggressively pursue international expansion opportunities worldwide, focusing on South America, Southeast Asia, Mexico and Canada.

    During July 1998, the Company signed an agreement with Al Bannai Enterprises for its first international master franchise agreement providing for the development of 22 Pizzeria Uno restaurants over seven years in United Arab Emirates, Saudi Arabia, Egypt, Kuwait, Jordan, Oman, Qatar, Bahrain and Lebanon. During fiscal 1998, the Company also signed letters of intent for two domestic multi-unit development agreements in the mid-Atlantic region of the United States. In October 1998, the Company signed an area development agreement for the development of 10 Pizzeria Uno restaurants over six and one-half years in North Carolina and South Carolina.

    In fiscal 1998, five full-service franchised restaurants were opened, in addition to a takery unit in Seoul, Korea, and eight full-service franchised restaurants were closed. During fiscal 1999, the Company expects franchisees to open approximately ten to twelve restaurants. See "Item 1. Franchise Program."

OTHER BUSINESS DEVELOPMENTS

    The Company continues to expand its consumer products business principally through distribution of its deep-dish pizza in the fresh deli and frozen food sections of approximately 1,000 supermarkets and wholesale club stores primarily in New England. Currently, the Company believes that Pizzeria Uno deep-dish pizza is the leading brand of fresh, refrigerated pizza sold in New England supermarkets. The Company continues to supply private-label thin-crust pizza to selected New England supermarket chains. The Company continues to supply frozen Pizzeria Uno brand, Chicago-style deep-dish pizza to American Airlines for service on its flights. During fiscal 1998, the Company began providing Pizzeria Uno brand, Chicago-style deep-dish pizza for sale to a third party at the Houston Airport. The Company also provides Pizzeria Uno brand pizzas and calzones to over 300 hotel locations and pizza products at the concession areas in approximately 60 General Cinema theaters. Several other branded and private label tests are underway with movie theater chains, hotel chains and major foodservice providers.

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

    Each Company-owned restaurant manager and franchisee is required to comply with an extensive operations manual which contains detailed standards and specifications for all elements of operations. The Company monitors system wide compliance by regular visits from Company personnel. The Company employs three operations vice presidents and 16 regional operations directors. The regional directors provide field supervision to both Company-owned and franchised restaurants. Their duties include regular visits and detailed inspections of quality, service and sanitation. As additional restaurants are opened, the Company intends to add qualified regional directors in order to maintain quality control.

PURCHASING

    The Company negotiates directly with suppliers for all primary food ingredients and beverage products to ensure adequate supplies and to obtain competitive prices. The Company seeks competitive bids from suppliers on most of its primary food ingredients on a periodic basis and no less than annually for each supplier. The Company approves suppliers of these ingredients and products and requires its suppliers to adhere to product specifications established by the Company. Several key ingredients are proprietary. They are manufactured for the Company under private label and sold to authorized distributors for resale to Company-owned restaurants and franchisees. The Company and its franchisees purchase substantially all food and beverage products from authorized local or national distributors. In some cases, franchisees find it more economical to purchase most of these products from the same distributors servicing the Company-owned restaurants in order to take advantage of volume discounts. The Company does not derive any income from suppliers or distributors on sales to franchisees. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

ADVERTISING AND MARKETING

    For fiscal 1998, the Company spent 2.8% of restaurant and consumer product sales on advertising and marketing. The Company relies primarily on radio, direct mail and print advertising. Through an advertising cooperative fund, the Company prepares regional and local advertising materials and also produces menus and promotional programs for both franchised and Company-owned restaurants.

    Franchisees are required to contribute a fee of up to 1.0% of franchised restaurant sales to the advertising cooperative fund, and the Company contributes an equal percentage of Company-owned restaurant sales. Except for the materials prepared and distributed by the Company through the advertising cooperative fund, franchisees, with support from the Company, are responsible for the implementation of advertising and marketing for their respective restaurants, subject to adherence to Company established guidelines. In addition, the Company's franchise agreement requires franchisees to spend at least 2% of franchised restaurant sales each year on local advertising and public relations.

FRANCHISE PROGRAM

    As of September 27, 1998, the Company had 63 franchised Pizzeria Uno restaurants and three Uno Pizza Takery's operated by 34 franchisees located in 19 states, the District of Columbia, Puerto Rico and Seoul, Korea. The Company has dedicated significant resources to its franchise program and will continue to aggressively pursue domestic as well as international expansion opportunities. The Company is in continual discussions with existing and prospective franchisees for future development opportunities and expects to grant additional franchises to qualified applicants with restaurant related operating experience and requisite financial resources, both domestically and internationally. Historically, franchises were granted on a unit-by-unit basis, rather than by territory. The Company is currently pursuing territorial development with franchisees for construction of more than one restaurant over a certain period of time and within a certain geographic area.

    During July 1998, the Company signed an agreement with Al Bannai Enterprises for a master franchise agreement for the development of 22 Pizzeria Uno restaurants in the Middle East over the next seven years. During fiscal 1998, the Company also signed letters of intent for two domestic multi-unit development agreements in the mid-Atlantic region of the United States. In October 1998, the Company signed an area development agreement for the development of 10 Pizzeria Uno restaurants over six and one-half years in North Carolina and South Carolina. See "--General and Developments During Fiscal Year 1998" and "--Restaurant Expansion."

    New domestic franchisees are required to pay at the time the development agreement is signed a non-refundable fee of $22,500 per restaurant committed to be developed, $17,500 of this amount will be applied to the initial franchise fee for each Restaurant described in the development schedule. The Company's current franchise agreement also requires franchisees to pay a unit franchise fee of $35,000 per restaurant before signing a franchise agreement for a specific location and a continuing monthly royalty of 5% of restaurant sales. Royalties and franchise fees for international franchises are negotiated on an individual basis. Royalties received by the Company averaged 4.2% of franchised restaurant sales for the fiscal year ended September 27, 1998. The Company has a variable royalty plan that allows royalty rate reductions from contractual rates for those franchised restaurants meeting certain criteria. It is available only to those franchised restaurants that do not achieve minimum sales levels during their first five years of operation in relation to their overall capital investment, including capitalized lease obligations. The minimum royalty rate under the variable royalty plan is 3% and ranges up to 5%. Eleven franchised restaurants currently qualify for some degree of royalty rate reduction under the variable royalty plan.

    The Company receives weekly and monthly sales reports from its franchisees and, in addition, conducts random test sales audits of all franchisees on an ongoing basis. Based upon these reports, the Company believes that the average annualized sales for its franchised restaurants in fiscal 1998 was approximately $1.6 million.

    The franchise agreements generally prohibit the Company from granting competing franchises or opening competing restaurants within three miles of a franchised restaurant. The current franchise agreements have an initial term of 15 years with one successive ten year renewal period at the option of the franchisee, provided that the agreement has not previously been terminated by either party. Upon each renewal, the Company may require a franchisee to sign a revised franchise agreement and to make capital expenditures to renovate the restaurant, but may not increase the continuing monthly royalty or charge a renewal fee. The Company retains the right to terminate a franchise agreement for a variety of reasons, including significant and willful understatement of gross receipts, failure to pay fees, material misrepresentation on an application for a franchise, or material breach or default under the franchise agreement, including failure to maintain Company operating standards. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. The Company has the right to audit and receive certain monthly and annual financial and other information from franchisees.

    The Company's initial training program for franchisees is similar to its training program for management trainees and employees in Company-owned restaurants. See "--Restaurant Management." In order to ensure uniform quality standards, the Company requires franchisees to comply with Company specifications as to space, design and decor, menu items, principal food ingredients and day-to-day operations, as set forth in the Company's operations manual. The Company's executives or field-service personnel on average visit each franchise location at least four times per year.

    The Company guarantees certain limited equipment and leasehold improvement financing to qualified franchisees through an agreement with an unaffiliated finance company. This program provides an aggregate of $25 million to the Uno franchise system. Under this agreement, the Company guarantees financing provided by the finance company up to the greater of $1,000,000 or 10% of the aggregate amount funded to qualified franchisees. At September 27, 1998, there were approximately $1.1 million of loans outstanding to franchisees. The Company has also guaranteed up to a maximum of $400,000 of future lease payments in the event of default by a specific franchisee.

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

EMPLOYEES

    As of September 27, 1998, the Company employed approximately 5,590 persons, 123 of whom were corporate personnel and 366 of whom were field service or restaurant managers and trainees. The remaining employees were restaurant personnel, many of whom were part-time. Of the 123 corporate employees, 66 were in management positions and 57 were general office employees.

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

TRADEMARKS

    The Company regards its many trademarks and service marks as having significant value and as being an important factor in the marketing of its products. Its most significant marks include "Uno," "Pizzeria Uno," "Pizzeria Due," and "Pizzeria Uno... Chicago Bar & Grill." The Company's registrations of its significant marks are subject to renewal at various times from 1998 to 2007. However, the Company intends to renew its registration of such marks prior to expiration. The Company's policy is to pursue registration of its marks whenever possible and to oppose strenuously any infringement of its marks. The Company has also initiated efforts toward international trademark registration in support of the Company's plan to expand products and services into international markets. The Company has received one trademark registration in Korea, where the Company has a development agreement with an existing area licensee, and has received several other international trademark registrations. See "--General and Developments During Fiscal Year 1998" and "Restaurant Expansion." In Korea, Pakistan, Indonesia and other countries, the Company has sought registration of a variety of marks, including "Pizzeria Uno" and "Pizzeria Uno...Chicago Bar & Grill."

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

    The Company is subject to the rules and regulations of various federal, state and local health agencies, including the United States Food and Drug Administration (the "FDA") and the United States Department of Agriculture. The FDA specifies standards for nutrition content claims and health claims made in connection with food items offered in the Company's restaurants. The FDA also prescribes the format and content of nutrition information required to appear on labels of certain products, including the Company's line of fresh and frozen items sold through supermarkets and wholesale clubs.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company and their ages are as follows:

                                                                                                                  DIRECTOR
NAME                                                  AGE                           TITLE                           SINCE
------------------------------------------------      ---      ------------------------------------------------  -----------
Aaron D. Spencer................................          67   Chairman and Director                                   1979
Craig S. Miller.................................          49   President, Chief Executive Officer and Director         1985
Paul W. MacPhail................................          35   Executive Vice President and Chief Operating              --
                                                               Officer
Robert M. Brown.................................          51   Senior Vice President-Administration and                1987
                                                               Director
Alan M. Fox.....................................          51   Senior Vice President-Purchasing, President-Uno           --
                                                               Foods Inc.
Damon M. Liever.................................          44   Senior Vice President-Marketing                           --
Robert M. Vincent...............................          46   Senior Vice President-Finance, Chief Financial            --
                                                               Officer and Treasurer

    The following is certain additional information concerning each executive officer of the Company. When used below, unless otherwise noted, positions held with the Company include positions held with the Company's predecessors.

    Mr. Spencer, the founder of the Company, has been Chairman since 1986 and previously served as the Company's Chief Executive Officer until September 29, 1996 and as the Company's President until 1986. Mr. Spencer has 33 years of experience in the restaurant industry and was the founder and owner of the predecessor of the Company which operated a chain of 24 Kentucky Fried Chicken franchised restaurants at the time the restaurants were sold.

    Mr. Miller has been President since 1986 and was appointed Chief Executive Officer on September 30, 1996. From 1986 to December 1998 he was also Chief Operating Officer. From 1984 to 1986, he served as a Vice President and then Executive Vice President of the Company. Prior to joining the Company, Mr. Miller spent 11 years with the General Mills, Inc. restaurant subsidiary, including four years in various executive capacities with Casa Gallardo Mexican restaurants and six years with the Red Lobster restaurant chain. Mr. Miller has a total of 31 years of experience in the restaurant industry.

    Mr. MacPhail was appointed Executive Vice President and Chief Operating Officer on December 1, 1998. Prior to that Mr. MacPhail had been Senior Vice President-Operations since January 1997. From October 1994 to January 1997, he served as Divisional Vice President--Operations, and from November 1992 to October 1994, he served as a Regional Director of Operations. Prior to that, Mr. MacPhail served with the Company as a General Manager and Senior Operations Manager from 1990 to 1992. Prior to joining the Company, Mr. MacPhail served for 8 years as a General Manager with Ground Round, Inc. Mr. MacPhail has a total of 15 years of experience in the restaurant industry.

    Mr. Brown has been Senior Vice President-Administration since July 1997 and was Senior Vice President-Finance from 1988 to June 1997. Mr. Brown also served as Chief Financial Officer and Treasurer from 1987 to June 1997. From 1987 to 1988, he served as Vice President-Finance of the Company. From 1984 to 1987, Mr. Brown served as vice president, treasurer and chief financial officer of the waste management subsidiary of Genstar Corporation, and was employed by SCA Services, Inc. from 1980 to 1984, most recently as assistant controller. Mr. Brown is a certified public accountant and has worked in accounting and finance since 1969.

    Mr. Fox has been Senior Vice President-Purchasing since October 1990. Also, since 1990, Mr. Fox has been President of Uno Foods Inc., the Company's subsidiary responsible for retail pizza distribution. Mr. Fox served as Senior Vice President-Purchasing and Development from 1989 to 1990, and served as Vice President of Purchasing from 1988 to 1989. Prior to joining the Company, from 1971 to 1988, Mr. Fox served as Vice President-Purchasing at Worcester Quality Foods, Inc. a wholesale food service distributor. Mr. Fox has a total of 27 years of experience in the restaurant and food service industries.

    Mr. Liever has been Senior Vice President-Marketing since January 1994. From 1993 to 1994, he served as Vice President-Marketing of the Company. Prior to joining the Company, Mr. Liever served as Vice President-Marketing for the Black-Eyed Pea restaurant division of Unigate PLC from 1991 to 1993. From 1981 to 1991, Mr. Liever held several senior marketing positions with Pepsico subsidiaries, including Frito-Lay and Taco Bell. Mr. Liever has a total of 11 years of experience in the restaurant industry.

    Mr. Vincent has been Senior Vice President-Finance, Chief Financial Officer and Treasurer since July 1997. Prior to that, he served as Vice President-Finance and Controller from November 1992 to June 1997. From April 1992 to October 1992, he served as Controller of the Company. Prior to joining the Company, Mr. Vincent served as Chief Financial Officer and Vice President-Finance at Omega Corporation from 1988 to 1992, and Vice President-Finance at Boston Restaurant Associates from 1985 to 1988. From 1976 to 1985 Mr. Vincent worked at Ogden Corporation in a variety of finance positions. Mr. Vincent has 22 years experience in accounting and finance.

    Officers are elected by, and serve at the pleasure of, the Board of Directors.

    See also "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT," "ITEM 11. EXECUTIVE COMPENSATION," "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 2. PROPERTIES

    The Company owns a 30,000 square foot production plant in Brockton, Massachusetts. The production plant produces frozen product for service aboard American Airlines flights, at concession areas in General Cinema theaters and hotels, as well as fresh, refrigerated pizzas that are sold in approximately 1,000 supermarkets and wholesale club stores throughout New England. This facility provides sufficient capacity to support double the level of sales achieved in fiscal 1998. See "ITEM 1. Other Business Development."

    As of September 27, 1998, the Company leased 79 and owned 18 of the locations for its restaurants. Since fiscal 1992, the Company began selectively purchasing real estate to develop new restaurants where available and when the expected long-term cost of owning the real estate is less than the cost of leasing. A list of Company-owned properties is presented in "ITEM 1. Restaurant Locations." During fiscal 1998, the Company purchased a property in Vernon Hills, IL for which restaurant operations commenced on November 2, 1998. The Company expects to purchase approximately one or two additional restaurant properties in fiscal 1999.

    The leases for Company-owned restaurants typically have initial terms of 20 years with certain renewal options and provide for a base rent plus real estate taxes, insurance and other expenses, plus additional percentage rents based on revenues of the restaurant. All of the Company's franchised restaurants are in space leased from parties unaffiliated with the Company. Franchised restaurant leases typically have lease terms through the initial term of the franchise agreements.

    One of the Company-owned restaurants in Boston, Massachusetts is located on the first floor of a six-story office building owned by Aaron D. Spencer, Chairman of the Company. Mr. Spencer has leased the entire building to the Company pursuant to a five-year lease, which ended on March 29, 1997, at a rent of $162,000 per year. The Company and Mr. Spencer have reached an agreement in principal to extend the lease, and are currently in the stage of finalizing the lease for execution. The Company continues to pay $162,000 of rent per year on a tenancy at will basis in the interim. The Company is responsible for all taxes, utilities, insurance, maintenance and repairs. The lease provided that if Mr. Spencer or the Company terminates the lease, a new lease between the Company and Mr. Spencer relating only to the restaurant space of the building would become effective immediately. The Company currently sublets all but the restaurant space at rents which approximate the $162,000 annual rent that it is obligated to pay Mr. Spencer. Management believes that the terms are comparable to those otherwise available in the real estate market.

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

    The Company also owns a 12,000 square foot warehouse/training facility in Norwood, Massachusetts. A portion of this facility contains classrooms and is currently being used for the training and instruction of restaurant management trainees. The remainder of the building is warehouse space and is being used to store Company records and artifacts used in its restaurant properties.

ITEM 3. LEGAL PROCEEDINGS

    As of November 27, 1998, the Company was not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the Company's business.

    On January 23, 1997, a class action complaint (the "Complaint") was filed by Rhonda D'Ambrosio against the Company and certain of its subsidiaries in the Suffolk Superior Court of the Commonwealth of Massachusetts. The Complaint alleges that the Company, through its advertisements, made false and misleading representations about the fat content of the Company's thin crust pizzas. The plaintiff seeks to have the action maintained as a class action and seeks to recover unspecified damages allegedly sustained by the plaintiff and the other members of the class. The class is alleged to include all purchasers of the Company's "Thinzettas"-Registered Trademark- thin crust pizzas who relied upon, and sustained damage as a result of, the alleged misrepresentations. The matter has been settled by the Company reimbursing the Plaintiff for her legal fees not to exceed $5,000. Settlement documents are in the process of being executed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Common Stock, $.01 par value, is listed on the New York Stock Exchange under the symbol "UNO." The table below sets forth the range of high and low sales prices on the New York Stock Exchange for the period from September 30, 1996 to September 27, 1998:

                                                                                                     COMMON STOCK
                                                                                                        PRICE
                                                                                                 --------------------
                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
FISCAL YEAR ENDED SEPTEMBER 28, 1997
-----------------------------------------------------------------------------------------------
First Quarter..................................................................................  $   7.875  $   6.375
Second Quarter.................................................................................  $   7.375  $   6.375
Third Quarter..................................................................................  $    7.25  $   5.875
Fourth Quarter.................................................................................  $    7.25  $   5.813

FISCAL YEAR ENDED SEPTEMBER 27, 1998
-----------------------------------------------------------------------------------------------
First Quarter..................................................................................  $    7.50  $    6.25
Second Quarter.................................................................................  $   7.375  $   5.813
Third Quarter..................................................................................  $   7.688  $    7.00
Fourth Quarter.................................................................................  $   7.625  $    5.75

NUMBER OF STOCKHOLDERS

    As of September 27, 1998, there were approximately 2,300 beneficial owners of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                           FISCAL YEAR ENDED
                                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                       ----------------------------------------------------------
                                                        SEPT. 27    SEPT. 28    SEPT. 29     OCT. 1      OCT. 2
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
INCOME STATEMENT DATA:
REVENUES
Restaurant sales.....................................  $  177,343  $  164,389  $  159,581  $  146,100  $  112,674
Consumer product sales...............................       9,384       9,115       8,351       8,477       7,418
Franchise income.....................................       4,549       4,516       4,209       4,129       3,973
                                                       ----------  ----------  ----------  ----------  ----------
                                                          191,276     178,020     172,141     158,706     124,065
COSTS AND EXPENSES
Cost of food and beverages...........................      48,567      43,994      44,064      39,420      30,177
Labor and benefits...................................      58,139      54,183      51,868      47,377      36,935
Occupancy costs......................................      27,988      27,045      26,339      22,925      18,979
Other operating costs................................      18,086      16,067      15,890      13,583      10,751
General and administrative...........................      13,661      13,384      12,155      11,229       9,277
Depreciation and amortization........................      12,183      12,469      12,964      10,795       7,655
Special charges......................................                   4,000       3,937
                                                       ----------  ----------  ----------  ----------  ----------
                                                          178,624     171,142     167,217     145,329     113,774
                                                       ----------  ----------  ----------  ----------  ----------

OPERATING INCOME.....................................      12,652       6,878       4,924      13,377      10,291

INTEREST AND OTHER EXPENSE...........................       3,661       2,827       2,481       1,944         845
                                                       ----------  ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES...........................       8,991       4,051       2,443      11,433       9,446
Provision for income taxes...........................       2,968       1,378         757       4,230       3,690
                                                       ----------  ----------  ----------  ----------  ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE...............................       6,023       2,673       1,686       7,203       5,756
Cumulative effect of change in accounting principle
  for pre-opening costs, net of income tax benefit of
  $313...............................................         636
                                                       ----------  ----------  ----------  ----------  ----------
NET INCOME...........................................  $    5,387  $    2,673  $    1,686  $    7,203  $    5,756
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
NET INCOME PER COMMON SHARE:
Income before cumulative effect of change in
  accounting principle...............................  $     0.55  $     0.22  $     0.13  $     0.60  $     0.51
Cumulative effect of change in accounting
  principle..........................................       (0.06)
                                                       ----------  ----------  ----------  ----------  ----------
Basic net income per common share....................  $     0.49  $     0.22  $     0.13  $     0.60  $     0.51
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Diluted net income per common share..................  $     0.49  $     0.22  $     0.13  $     0.58  $     0.51
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic................................................      10,873      11,951      12,694      12,079      11,261
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Diluted..............................................      10,932      12,008      12,756      12,364      11,360
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

                                                                           FISCAL YEAR ENDED
                                                          (AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF RESTAURANTS)
                                                       ----------------------------------------------------------
                                                        SEPT. 27    SEPT. 28    SEPT. 29     OCT. 1      OCT. 2
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
Total assets.........................................  $  143,195  $  143,732  $  135,065  $  125,260  $   92,153
Long-term debt, net of current portion...............      38,676      42,516      37,085      21,750      17,703
Capital lease obligations, net of current portion....         666         867       1,056         749         820
Treasury stock.......................................      22,616      19,877      10,653       2,900
Total shareholders' equity...........................      73,669      70,880      77,136      83,127      55,958

OPERATING DATA:
SYSTEM-WIDE SALES(a)
Company-owned........................................  $  174,716  $  160,045  $  151,178  $  136,659  $  110,272
Franchised...........................................     104,723     101,512      94,718      91,670      87,646
                                                       ----------  ----------  ----------  ----------  ----------
TOTAL................................................  $  279,439  $  261,557  $  245,896  $  228,329  $  197,918
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

AVERAGE RESTAURANT SALES(b)
Company-owned........................................  $    1,854  $    1,818  $    1,846  $    1,925  $    1,886
Franchised...........................................       1,629       1,579       1,549       1,552       1,488

NUMBER OF RESTAURANTS
Company-owned(c).....................................          97          97          92          87          66
Franchised(d)........................................          66          69          67          61          61
                                                       ----------  ----------  ----------  ----------  ----------
TOTAL AT YEAR END....................................         163         166         159         148         127
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

------------------------

(a) Pizzeria Uno full-service restaurants.

(b) Pizzeria Uno full-service restaurants, annualized.

(c) Includes one Mexican restaurant and two quick-service Uno units in 1998; one Mexican restaurant and four quick-service Uno units in 1997; one Mexican restaurant, two Bay Street Grill restaurants and three quick-service Uno units in 1996; one Mexican restaurant, three Bay Street Grill restaurants and four quick-service Uno units in 1995; one Mexican restaurant and two quick-service Uno units in 1994.

(d) Includes three quick-service Uno units in 1998; three quick-service Uno units in 1997; four quick-service Uno units in 1996; two quick-service units in 1995 and 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's income statements and operating data for the periods indicated:

                                                                                52 WEEKS     52 WEEKS     52 WEEKS
                                                                                  ENDED        ENDED        ENDED
                                                                                 9/27/98      9/28/97      9/29/96
                                                                               -----------  -----------  -----------
REVENUES:
Restaurant sales.............................................................        92.7%        92.4%        92.7%
Consumer product sales.......................................................         4.9          5.1          4.9
Franchise income.............................................................         2.4          2.5          2.4
                                                                                    -----        -----        -----
  Total......................................................................       100.0        100.0        100.0
COSTS AND EXPENSES:
Cost of food and beverages (1)...............................................        26.0         25.4         26.2
Labor and benefits (1).......................................................        31.1         31.2         30.9
Occupancy costs (1)..........................................................        15.0         15.6         15.7
Other operating costs (1)....................................................         9.7          9.3          9.5
General and administrative...................................................         7.1          7.5          7.1
Depreciation and amortization(1).............................................         6.5          7.2          7.7
Special charges (1)..........................................................         2.3          2.3

OPERATING INCOME.............................................................         6.6          3.9          2.9
INTEREST AND OTHER EXPENSE...................................................        (1.9)        (1.6)        (1.5)
                                                                                    -----        -----        -----
INCOME BEFORE INCOME TAXES...................................................         4.7          2.3          1.4
Provision for income taxes...................................................         1.6           .8           .4
                                                                                    -----        -----        -----
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE............         3.1          1.5          1.0
Cumulative effect of change in accounting principle for pre-opening costs,
  net of income tax benefit..................................................          .3
                                                                                    -----        -----        -----
NET INCOME...................................................................         2.8%         1.5%         1.0%
                                                                                    -----        -----        -----
                                                                                    -----        -----        -----

------------------------

(1) Percentage of restaurant and consumer product sales

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

    Total revenues increased 7.4% to $191.3 million in fiscal 1998 from $178.0 million in the prior year. Company-owned restaurant sales increased 7.9% to $177.3 million from $164.4 million in the prior year, due primarily to a 7.0% increase in operating weeks of full-service Pizzeria Uno restaurants resulting from the addition of four restaurants during the past four quarters. Comparable store sales for the 52 weeks ended September 27, 1998 increased by 1.3%, while average weekly sales, which includes sales at comparable stores as well as new units, were 2.0% above last year. Sales levels for the Company's latest variations of the new prototype units, of which there are currently seven open, were 23% above the Company system average for the year, partially due to increased sales volumes associated with the honeymoon period following a new store opening.

    Consumer product sales increased 3.0% to $9.4 million from $9.1 million in fiscal 1997. Sales in the foodservice category have increased significantly as sales to hotel chains increased approximately 54% during fiscal 1998. Also the addition of new business due to the expansion of movie theater programs and a non-branded program with a national restaurant chain have contributed to the growth in the foodservice category. There was a decline in sales volumes for existing customers in the fresh refrigerated and wholesale club categories of the business as the competition for shelf space has intensified and the presence of fresh prepared food venues has proliferated over the last several years. The Company continues to test several branded and private label products with various movie theater chains, hotel chains and foodservice providers. See "Item 1 Business--Other Business Developments."

    Franchise income increased 0.7% to $4.5 million in fiscal 1998. Royalty income increased 1.9% in fiscal 1998, as average weekly sales increased by 2.3%. Operating weeks were essentially flat versus last year, as five new full-service restaurants opened and eight full-service units closed in fiscal 1998. Initial franchise fees totaled $133,300 for fiscal 1998 compared to $182,500 in fiscal 1997.

    In fiscal 1998 the Company elected to adopt the provisions of SOP 98-5 "Reporting the Costs of Start-up Activities" which requires that pre-opening costs be expensed as incurred. In accordance with the SOP, the adoption is reported as a cumulative effect of a change in accounting and is recognized in the first quarter of fiscal 1998. The cumulative effect of the change in accounting net of applicable taxes was $636,000, or $0.06 per share on a diluted basis. In fiscal 1997 the Company recorded special charges in the amount of $4.0 million, consisting of an asset impairment charge of $3.3 million and store closing costs of $0.7 million. The $3.3 million asset impairment charge was recorded to reduce the carrying value of equipment and leaseholds at two full-service Pizzeria Uno restaurants to their fair market value and resulted from weak operating results and negative cash flow. The store closure costs represent remaining minimum lease payments of one full-service Pizzeria Uno restaurant which was closed during fiscal 1997.

    Operating income was $12.7 million which represents an operating margin of 6.6% for fiscal year 1998. For fiscal year 1997, operating income was $6.9 million which represents an operating margin of 3.9%. Fiscal year 1997 operating income, exclusive of the special charges, was $10.9 million which represents an operating margin of 6.1%. The improvement in operating income and operating margin in fiscal 1998 was primarily due to sales leverage gains in occupancy, depreciation and overhead cost categories.

    Cost of food and beverages as a percentage of restaurant and consumer product sales increased to 26.0% for fiscal 1998 from 25.4% the prior year. This increase primarily reflects higher cheese costs and cost increases associated with the system-wide rollout of the new menu initiative.

    Labor and benefits as a percentage of restaurant and consumer product sales decreased slightly to 31.1% for fiscal 1998 from 31.2% the prior year, as an increase in the average hourly wage rate and increasing salaries for entry level managers were offset by productivity gains in restaurant operations and lower benefit expense.

    Occupancy costs as a percentage of restaurant and consumer product sales decreased to 15.0% for fiscal 1998 from 15.6% the prior year due to sales leverage gains and lower security expense.

    Other operating costs increased as a percentage of restaurant and consumer product sales to 9.7% for fiscal 1998 from 9.3% the prior year, primarily due to the inclusion of $938,000 of current year pre-opening costs. Previously in fiscal 1997 these costs were included in the depreciation and amortization category.

    General and administrative expenses as a percentage of total revenues for fiscal year 1998 decreased to 7.1% from 7.5% in fiscal 1997. This decrease was due to leverage gains associated with higher sales volumes.

    Depreciation and amortization expense as a percentage of restaurant and consumer product sales decreased to 6.5% for fiscal 1998 from 7.2% the prior year, due to the change in accounting for pre-opening amortization. Excluding this accounting change, depreciation and amortization expense would have been down 0.2% as a percentage of sales due to sales leverage gains.

    Other expense increased to $3.7 million or 1.9% as a percentage of total revenues in fiscal 1998 from $2.8 million or 1.6% of total revenues in the prior year. This increase was principally due to higher interest expense associated with the increased level of debt due to the repurchase of 1.2 million shares under the 1997 "Dutch Auction" tender offer.

    The effective income tax rate decreased to 33% for fiscal 1998 from 34% in fiscal 1997, primarily due to reductions in unfavorable permanent differences.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

    Total revenues increased 3.4% to $178.0 million in fiscal 1997 from $172.1 million in the prior year. Company-owned restaurant sales increased 3.0% to $164.4 million from $159.6 million in the prior year, due primarily to a 7.5% increase in operating weeks of full-service Pizzeria Uno restaurants resulting from the addition of seven restaurants during fiscal 1997. Comparable store sales for the 52 weeks ended September 28, 1997 declined by 1.7%, while average weekly sales, which includes sales at comparable stores as well as new units, were 1.5% below prior year. Sales levels for the Company's new prototype units were 5% above the Company system average for fiscal 1997.

    Consumer product sales increased 9.2% to $9.1 million in fiscal 1997 from $8.4 million in fiscal 1996. Sales in the foodservice category increased significantly as sales to American Airlines increased approximately 37% during fiscal 1997. Also the addition of new business due to the expansion of the Doubletree Hotels and General Cinema programs contributed to the growth in the foodservice category. There was a decline in sales volumes for existing customers in the fresh refrigerated and wholesale club categories of the business. During the fourth quarter of fiscal 1997 the Company began shipments to an international supermarket chain, Sainsbury's Supermarket PLC, and continues to test several branded and private label products with other supermarket and foodservice providers. See "Item 1 Business--Other Business Developments."

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

    In fiscal 1997 the Company recorded special charges in the amount of $4.0 million, consisting of an asset impairment charge of $3.3 million and store closing costs of $0.7 million. The $3.3 million asset impairment charge was recorded to reduce the carrying value of equipment and leaseholds at two full-service Pizzeria Uno restaurants to their fair market value and resulted from weak operating results and negative cash flow. The store closure costs represent remaining minimum lease payments of one full-service Pizzeria Uno restaurant which was closed during fiscal 1997. In fiscal 1996 the Company recorded an asset impairment charge of $3.9 million to adjust the carrying value of those assets identified as impaired. The charge consisted of $1.0 million for three Uno Pizza Takery's, $1.6 million for one full-service Pizzeria Uno restaurant and $1.3 million for certain assets of three Bay Street Grill restaurants. The assets written down include the Bay Street trademark and leasehold improvements and equipment of the aforementioned stores.

    Operating income was $6.9 million which represents an operating margin of 3.9% for fiscal year 1997. For fiscal year 1996, operating income was $4.9 million which represents an operating margin of 2.9%. Operating income, exclusive of the special charges, was $10.9 million in fiscal 1997 and $8.9 million in fiscal 1996, which represents an operating margin of 6.1% and 5.1%, respectively. The improvement in operating income and operating margin in fiscal 1997 was due to lower cost of sales, a reduction in advertising spending and lower pre-opening amortization.

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

    Occupancy costs as a percentage of restaurant and consumer product sales decreased to 15.6% for fiscal 1997 from 15.7% the prior year due to slightly lower real estate taxes and a reduction in repair and maintenance expense.

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

LIQUIDITY AND SOURCES OF CAPITAL

    The following table (000's omitted) presents a summary of the Company's cash flows for fiscal 1998.

Net cash provided by operating activities..........................................  $  18,403

Net cash used in investing activities..............................................    (12,115)

Net cash used in financing activities..............................................     (5,744)
                                                                                     ---------

Increase in cash...................................................................  $     544
                                                                                     ---------
                                                                                     ---------

    Historically, the Company has leased most of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from operating cash flow, equity offerings and from the issuance of senior, unsecured notes and short-term borrowing under revolving lines of credit. During fiscal 1998, the Company's investment in property, equipment and leasehold improvements was $12.1 million.

    The Company opened four restaurants during fiscal 1998 and currently expects to open six restaurants in fiscal 1999. The Company projects that the average cash investment required to open a full-service Pizzeria Uno restaurant, excluding land and pre-opening costs, will be approximately $1.6 million.

    As of September 27, 1998, the Company had outstanding indebtedness of $37.8 million under its $55 million credit facility (the "$55 million facility"), $4.8 million under its MetLife Capital mortgage program, and $0.9 million in capital lease obligations. The $55 million facility consists of three components, a $26.6 million revolver, a $20 million mortgage facility and a $8.4 million loan. The $26.6 million revolver is due in October 2002. The $20 million mortgage facility is due in 27 quarterly installments of $500,0000 plus interest commencing on January 31, 1998 with a final installment of the outstanding principal plus interest due in October 2004. The $8.4 million term loan is due in 20 quarterly installments of $420,000 plus interest commencing on January 31, 1998 with final maturity due in October 2002. Amounts borrowed under the $55 million facility accrue interest at variable rates based on, at the election of the Company, either the LIBOR plus 100-175 basis points or prime plus 0-50 basis points and are secured by certain real properties owned by the Company. The Company anticipates using the revolver portion of the $55 million facility for the development of additional restaurants and for working capital needs.

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

    In July 1998, the Company entered into a three year interest rate swap agreement involving the exchange of floating rate interest payment obligations for fixed rate interest payment obligations. The notional amount of this interest rate swap agreement was $10 million. In October 1995, the Company entered into a five year interest rate swap agreement involving the exchange of floating rate interest payment obligations for fixed rate interest payment obligations. The notional amount of this interest rate swap agreement was $20 million. The Company entered into these agreements in order to manage interest costs and risks associated with fluctuating interest rates and does not enter into these contracts for trading purposes.

    In September 1998, the Board of Directors of the Company authorized the repurchase of 1.0 million shares of the Company's Common Stock though a "Dutch Auction" tender offer. The terms of the tender offer provided that the Company would purchase up to 1,000,000 shares (subject to increase under certain circumstances) of its Common Stock at prices, not in excess of $7.00 nor less then $5.75 per share, specified by tendering stockholders. The Company would then select the lowest purchase price that would allow it to purchase the 1,000,000 shares. On October 30, 1998 the Company completed the repurchase of 274,721 shares at a price of $7.00 per share. The total number of shares purchased represented approximately 3% of the shares outstanding at the time. The Company used a portion of its $55 million credit facility to purchase the shares tendered.

    The Company believes that existing cash balances, cash generated from operations and borrowing under its $55 million facility will be sufficient to satisfy the Company's working capital and capital expenditure requirements for the foreseeable future.

YEAR 2000 COMPLIANCE

    The Company has completed its initial assessment of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation and compliance plan to resolve the issue. The Company's current plan calls for implementation to be completed during fiscal year 1999. The Year 2000 problem is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations using existing software.

    In addition to the assessment of in-house computer systems, the Company is in the process of assessing the readiness of its vendors, franchise partners and non-information technology equipment for the Year 2000 issue. The Company has begun discussions with its major distributor regarding Year 2000 issues and has verified that its credit card processing vendor is Year 2000 compliant. Contingency plans will be developed in the event that business-critical vendors or franchise partners do not provide the Company with satisfactory evidence of their Year 2000 readiness. The Company intends to make every reasonable effort to assess the Year 2000 readiness of these critical business partners and to create action plans to address the identified risks. The Company has determined that the most reasonably likely worst case scenario would result from the inability to acquire food supplies from our foodservice distributors. The Company is currently assessing this possibility and will develop a contingency plan to assure that there is adequate inventory on-hand to provide service until an alternative source of supplies becomes available. The Company believes its operations will not be significantly disrupted if other third parties with whom the Company has relationships with are not year 2000 compliant. The Company also believes that it will not have any material liability to third parties as a result of any potential non-compliance with Year 2000 issues.

    All maintenance and modification costs will be expensed as incurred, while the cost of new software, if material, is being capitalized and depreciated over its expected useful life. Testing and remediation of all the Company's systems and applications is expected to cost approximately $250,000, of which approximately $100,000 has been incurred as of the end of fiscal 1998. Of the expected total cost of testing and remediation approximately $60,000 relates to repair issues and the remainder to replacement of equipment. All estimated costs have been budgeted and are expected to be funded by cash flows from operations. No information technology projects have been deferred due to Year 2000 compliance efforts. The Company is not pursing independent verification of its systems as it believes that any effort would be as costly as the remediation effort and is not warranted at this time.

    The Company does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operations. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. Unanticipated failures by critical vendors, franchise partners, as well as the failure by the Company to execute its own remediation efforts could have a material adverse effect on the cost of the project and its completion date. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risk.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    The Company has market risk exposure to interest rates on its fixed and variable rate debt obligations and manages this exposure through the use of interest rate swaps. The Company does not enter into contracts for trading purposes. The information below summarizes the Company's market risk associated with debt obligations and derivative financial instruments as of September 27, 1998. For debt obligations, the table presents principal cash flows and related average interest rates by expected fiscal year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal year end. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by fiscal year of maturity. The average variable rates are the implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal year end.

                        EXPECTED FISCAL YEAR OF MATURITY
                               (US$ in millions)

                                                      1999       2000       2001       2002       2003      THEREAFTER
                                                    ---------  ---------  ---------  ---------  ---------  -------------

Liabilities:

Fixed Rate........................................  $     0.2  $     0.2  $     0.2  $     0.3  $     0.3    $     3.6

Average Interest Rate.............................       8.75%      8.75%      8.75%      8.75%      8.75%

Variable rate.....................................  $     3.7  $     3.7  $     3.7  $     3.7  $    14.5    $     8.5

Average Interest Rate.............................       6.28%      6.21%      6.50%      6.75%      6.97%

Interest Rate Swaps:

Receive Variable/Pay Fixed........................  $    30.0  $    30.0  $    30.0

  Weighted Average Pay Rate.......................       5.96%      5.96%      5.84%        --         --           --

  Average Receive Rate............................       4.78%      4.71%      4.96%

                                                       FAIR
                                                       VALUE
                                                      9/27/98
                                                    -----------
Liabilities:
Fixed Rate........................................   $     4.8
Average Interest Rate.............................
Variable rate.....................................   $    37.8
Average Interest Rate.............................
Interest Rate Swaps:
Receive Variable/Pay Fixed........................   $    (0.8)
  Weighted Average Pay Rate.......................
  Average Receive Rate............................

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data are listed under Part IV,
Item 14 in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 1--Business, under the caption "Executive Officers of the Registrant" at page 12 of this Report, and by reference to the Company's definitive Proxy Statement which is expected to be filed by the Company within 120 days after the close of its fiscal year.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

    FORM 8-K

(A) 1. INDEX TO FINANCIAL STATEMENTS

                                                                                            PAGE
                                                                                            -----
Report of Independent Auditors.........................................................          31
Consolidated Balance Sheets--September 27, 1998 and September 28, 1997.................          32
Consolidated Statements of Income--Years ended September 27, 1998, September 28, 1997,
  and September 29, 1996...............................................................          33
Consolidated Statements of Shareholders' Equity--Years ended September 27, 1998,
  September 28, 1997, and September 29, 1996...........................................          34
Consolidated Statements of Cash Flows--Years ended September 27, 1998, September 28,
  1997, and September 29, 1996.........................................................          35
Notes to Consolidated Financial Statements.............................................          36

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

       (a) Lease between the Company and Aaron D. Spencer dated March 30, 1987 for premises in West Roxbury, Massachusetts, filed as Exhibit 10.2 to the Registration Statement on Form S-1 (Registration No.33-13100)(the "1987 Registration Statement").*

       (b) Lease between the Company and Aaron D. Spencer dated March 30, 1987 for premises in Boston, Massachusetts, filed as Exhibit 10.3 to the 1987 Registration Statement.*

       (c) Lease between Uno Restaurants, Inc. and Lisa S. Cohen and Mark N. Spencer dated February 1, 1990 for premises in West Roxbury, Massachusetts, filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (the "1990 Annual Report on Form 10-K").*

       (d) Form of Franchise Agreement and Area Franchise Agreement.*

       (e) Uno Restaurant Corporation 1987 Employee Stock Option Plan, as amended, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on February 22, 1994.* **

       (f) Uno Restaurant Corporation 1989 Non-Qualified Stock Option Plan for Non-Employee Directors, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on February 8, 1995.* **

       (g) Uno Restaurant Corporation 1993 Non-Qualified Stock Option Plan for Non-Employee Directors, as amended, filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997 (the "1997 Annual Report on Form 10-K").* **

       (h) Uno Restaurant Corporation 1997 Employee Stock Option Plan, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on February 26, 1997.* **

       (i) Uno Restaurant Corporation 1997 Key Officer Stock Option Plan, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on February 26, 1998.* **

       (j) Uno Restaurant Corporation 1997 Non-Qualified Stock Option Plan for Non-Employee Directors, filed as Exhibit B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on February 26, 1998.* **

       (k) Form of Indemnification Agreement between the Company and its Directors filed as Exhibit 10.6 to the 1987 Registration Statement.*
           **

       (l) Variable Royalty Plan for Franchises, filed as Exhibit 10(l) to the 1991 Annual Report on Form 10-K.*

       (m) Interest Rate Swap Agreement between Fleet Bank of Massachusetts, N.A. and Uno Restaurants, Inc. Dated October 25, 1995, filed as
           Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995 (the "1995 Annual Report on Form 10-K").*

       (n) Interest Rate Swap Agreement between Fleet Bank of Massachusetts, N.A. and Uno Restaurants, Inc. Dated July 21, 1998.

       (o) Note between the Company and Craig S. Miller dated January 23, 1996, filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996 (the "1996 Annual Report on Form 10-K").* **

       (p) Note between the Company and Craig S. Miller dated April 1, 1997, filed as Exhibit 10(r) to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997 (the "1997 Annual Report on Form 10-K"),* and Amendment to Promissory Note and Revised Debt Agreement dated April 7, 1998, and Second Amendment to Promissory Note and Revised Debt Agreement dated September 27, 1998.**

       (q) Form of Change in Control Protection Agreements between Uno Restaurant Corporation and Mr. Spencer and Mr. Miller, filed as
           Exhibit 10(m) to the 1997 Annual Report on Form 10-K.* **

       (r) Form of Change in Control Protection Agreements between Uno Restaurant Corporation and its Senior Vice Presidents, filed as
           Exhibit 10(n) to the 1997 Annual Report on Form 10-K.* **

       (s) Form of Change in Control Protection Agreements between Uno Restaurant Corporation and its other officers, filed as Exhibit 10(o) to the 1997 Annual Report on Form 10-K.* **

       (t) Master Lease-Purchase Agreement between ORIX Credit Alliance, Inc., as Lessor, and Massachusetts Industrial Finance Agency, as Lessee, dated April 19, 1994, and Master Sublease-Purchase Agreement between Massachusetts Industrial Finance Agency, as Sublessor, and Uno Foods Inc. as Sublessee, dated April 19, 1994, filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994 (the "1994 Annual Report on Form 10-K").*

       (u) MetLife Capital Financial Corporation Mortgage Notes: $1,875,000 8.75% Note dated December 23, 1996 of 8250 International Drive Corporation, $825,000 8.75% Note dated December 23, 1996 of Saxet Corporation, $900,000 8.75% Note dated December 23, 1996 of Saxet Corporation, $675,000 8.75% Note dated January 30, 1997 of Saxet Corporation, $825,000 8.75% Note dated February 27, 1997 of Saxet Corporation, each payable to the order of MetLife Capital Financial Corporation, filed as Exhibit 10(q) to the 1997 Annual Report on Form 10-K.*

       (v) $55,000,000 Revolving Credit and Term Loan Agreement dated as of November 4, 1997 by and among Uno Restaurants, Inc. and Saxet Corp., as Borrowers, Uno Foods Inc., Pizzeria Uno Corporation, URC Holding Company, Inc. and Uno Restaurant Corporation, as Guarantors, and Fleet National Bank, as Agent and BankBoston, N.A. as Co-Agent (without exhibits), filed as Exhibit 10(s) to the 1997 Annual Report on Form 10-K.*

(21) Subsidiaries of the Registrant.

(23) Consent of Ernst & Young LLP, Independent Auditors.

(27) Financial Data Schedule.

------------------------

*   In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange
    Act   of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**  Management Contract

(B) REPORTS ON FORM 8-K

    During the fiscal quarter ended September 27, 1998, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNO RESTAURANT CORPORATION

                                By:            /s/ ROBERT M. VINCENT
                                     -----------------------------------------
                                                 Robert M. Vincent,
                                               SENIOR VICE PRESIDENT

                                Date: December 22, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ AARON D. SPENCER
------------------------------  Chairman and Director        December 22, 1998
       Aaron D. Spencer

                                President, Chief Executive
     /s/ CRAIG S. MILLER          Officer and Director
------------------------------    (Principal Executive       December 22, 1998
       Craig S. Miller            Officer)

                                Senior Vice
    /s/ ROBERT M. VINCENT         President-Finance, Chief
------------------------------    Financial Officer and      December 22, 1998
      Robert M. Vincent           Treasurer (Principal
                                  Financial Officer)

     /s/ ROBERT M. BROWN        Senior Vice
------------------------------    President-Administration   December 22, 1998
       Robert M. Brown            and Director

     /s/ JOHN T. GERLACH
------------------------------  Director                     December 22, 1998
       John T. Gerlach

    /s/ STEPHEN J. SWEENEY
------------------------------  Director                     December 22, 1998
      Stephen J. Sweeney

     /s/ JAMES F. CARLIN
------------------------------  Director                     December 22, 1998
       James F. Carlin

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Uno Restaurant Corporation

    We have audited the accompanying consolidated balance sheets of Uno Restaurant Corporation and subsidiaries (the Company) as of September 27, 1998 and September 28, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uno Restaurant Corporation and subsidiaries at September 27, 1998 and September 28, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 27, 1998, in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the consolidated financial statements, during fiscal year 1998, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting the Costs of Start-up Activities."

                                          /s/ Ernst & Young LLP

Boston, Massachusetts
November 3, 1998

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER    SEPTEMBER
                                                                          27           28
                                                                         1998         1997
                                                                      -----------  -----------
                                                                           (IN THOUSANDS)
ASSETS
Current assets:
  Cash..............................................................   $   2,030    $   1,486
  Accounts receivable, net..........................................       1,784        2,823
  Inventory.........................................................       2,296        2,326
  Prepaid expenses and other assets.................................         815          809
  Deferred pre-opening costs........................................                      949
                                                                      -----------  -----------
Total current assets................................................       6,925        8,393

Property, equipment and leasehold improvements, net.................     125,323      125,357

Deferred income taxes...............................................       7,450        6,599
Liquor licenses and other assets....................................       3,497        3,383
                                                                      -----------  -----------
                                                                       $ 143,195    $ 143,732
                                                                      -----------  -----------
                                                                      -----------  -----------

                                                                                       SEPTEMBER 27  SEPTEMBER 28
                                                                                           1998          1997
                                                                                       ------------  ------------
                                                                                       (IN THOUSANDS, EXCEPT PER
                                                                                              SHARE DATA)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................   $    6,589    $    6,966
  Accrued expenses...................................................................        7,949         7,563
  Accrued compensation and taxes.....................................................        2,666         2,641
  Income taxes payable...............................................................          995         2,076
  Current portions of long-term debt and capital lease obligations...................        4,081         3,132
                                                                                       ------------  ------------
Total current liabilities............................................................       22,280        22,378

Long-term debt, net of current portion...............................................       38,676        42,516
Capital lease obligations, net of current portion....................................          666           867
Other liabilities....................................................................        7,904         7,091

Commitments and contingencies
Shareholders' equity:
  Preferred Stock, $1.00 par value; 1,000 shares authorized;
    no shares issued or outstanding
  Common Stock, $.01 par value, 25,000 shares authorized;
    13,776 shares in 1998 and 13,755 shares in 1997 issued...........................          138           138
  Additional paid-in capital.........................................................       53,944        53,803
  Retained earnings..................................................................       42,203        36,816
                                                                                       ------------  ------------
                                                                                            96,285        90,757

  Treasury Stock (3,175 shares in 1998 and 2,791 shares in 1997, at cost)............      (22,616)      (19,877)
                                                                                       ------------  ------------
Total shareholders' equity...........................................................       73,669        70,880
                                                                                       ------------  ------------
                                                                                        $  143,195    $  143,732
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                            See accompanying notes.

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEAR ENDED
                                                          -------------------------------------
                                                           SEPTEMBER    SEPTEMBER    SEPTEMBER
                                                              27           28           29
                                                             1998         1997         1996
                                                          -----------  -----------  -----------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER
                                                                       SHARE DATA)
Revenues:
  Restaurant sales......................................   $ 177,343    $ 164,389    $ 159,581
  Consumer product sales................................       9,384        9,115        8,351
  Franchise income......................................       4,549        4,516        4,209
                                                          -----------  -----------  -----------
                                                             191,276      178,020      172,141

Costs and expenses:
  Cost of food and beverages............................      48,567       43,994       44,064
  Labor and benefits....................................      58,139       54,183       51,868
  Occupancy costs.......................................      27,988       27,045       26,339
  Other operating costs.................................      18,086       16,067       15,890
  General and administrative............................      13,661       13,384       12,155
  Depreciation and amortization.........................      12,183       12,469       12,964
  Special charges.......................................                    4,000        3,937
                                                          -----------  -----------  -----------
                                                             178,624      171,142      167,217
                                                          -----------  -----------  -----------
Operating income........................................      12,652        6,878        4,924

Other expense:
  Interest expense......................................       3,527        2,695        2,358
  Other expense.........................................         134          132          123
                                                          -----------  -----------  -----------
                                                               3,661        2,827        2,481
                                                          -----------  -----------  -----------
Income before income taxes..............................       8,991        4,051        2,443

Provision for income taxes..............................       2,968        1,378          757
                                                          -----------  -----------  -----------
Income before cumulative effect of change in accounting
  principle.............................................       6,023        2,673        1,686
Cumulative effect of change in accounting principle for
  pre-opening costs, net of income tax benefit of
  $313..................................................         636
                                                          -----------  -----------  -----------
Net income..............................................   $   5,387    $   2,673    $   1,686
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------

Basic and Diluted Earnings per Share:
Income before cumulative effect of change in accounting
  principle.............................................   $     .55    $     .22    $     .13
Cumulative effect of change in accounting principle, net
  of income tax benefit.................................        (.06)
                                                          -----------  -----------  -----------
Net income..............................................   $     .49    $     .22    $     .13
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------
Weighted-average shares outstanding:
  Basic.................................................      10,873       11,951       12,694
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------
  Diluted...............................................      10,932       12,008       12,756
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------

                            See accompanying notes.

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     COMMON STOCK       ADDITIONAL
                                                ----------------------    PAID-IN    RETAINED   TREASURY
                                                 SHARES      AMOUNT       CAPITAL    EARNINGS     STOCK      TOTAL
                                                ---------  -----------  -----------  ---------  ---------  ---------
                                                                       (AMOUNTS IN THOUSANDS)
Balance at October 1, 1995....................     13,682   $     137    $  53,433   $  32,457  $  (2,900) $  83,127
  Net income..................................                                           1,686                 1,686
  Exercise of stock options...................         16                       63                                63
  Purchase of Treasury Stock..................                                                     (7,753)    (7,753)
  Tax benefit from exercise of nonqualified
    stock options.............................                                  13                                13
                                                ---------  -----------  -----------  ---------  ---------  ---------
Balance at September 29, 1996.................     13,698         137       53,509      34,143    (10,653)    77,136
  Net income..................................                                           2,673                 2,673
  Exercise of stock options...................         57           1          257                               258
  Purchase of Treasury Stock..................                                                     (9,224)    (9,224)
  Tax benefit from exercise of nonqualified
    stock options.............................                                  37                                37
                                                ---------  -----------  -----------  ---------  ---------  ---------
Balance at September 28, 1997.................     13,755         138       53,803      36,816    (19,877)    70,880
  Net income..................................                                           5,387                 5,387
  Exercise of stock options...................         21                      127                               127
  Purchase of Treasury Stock..................                                                     (2,791)    (2,791)
  Contribution of Treasury Stock to 401(k)
    Savings and Employee Stock Ownership
    Retirement Plan...........................                                   2                     52         54
  Tax benefit from exercise of nonqualified
    stock options.............................                                  12                                12
                                                ---------  -----------  -----------  ---------  ---------  ---------
Balance at September 27, 1998.................     13,776   $     138    $  53,944   $  42,203  $ (22,616) $  73,669
                                                ---------  -----------  -----------  ---------  ---------  ---------
                                                ---------  -----------  -----------  ---------  ---------  ---------

                            See accompanying notes.

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED
                                                          -------------------------------------
                                                           SEPTEMBER    SEPTEMBER    SEPTEMBER
                                                              27           28           29
                                                             1998         1997         1996
                                                          -----------  -----------  -----------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..............................................   $   5,387    $   2,673    $   1,686
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Cumulative effect of change in accounting principle...         636
  Depreciation and amortization.........................      12,292       12,573       13,064
  Deferred income taxes.................................        (851)      (2,986)      (2,462)
  Contribution of Treasury Stock to
    401(k) Savings and Employee Stock Ownership
    Retirement Plan.....................................          54
  Provision for deferred rent...........................         147          612          688
  Loss (gain) on disposal of equipment..................         (26)         (15)          19
  Special charges.......................................                    4,000        3,937
  Changes in operating assets and liabilities:
    Accounts receivable.................................       1,039         (367)        (195)
    Inventory...........................................          30            7         (107)
    Prepaid expenses and other assets...................        (237)      (1,539)        (693)
    Accounts payable and other liabilities..............         700        4,620        1,157
    Income taxes payable................................        (768)         495        1,455
                                                          -----------  -----------  -----------
Net cash provided by operating activities...............      18,403       20,073       18,549

INVESTING ACTIVITIES
Additions to property, equipment and leasehold
  improvements..........................................     (12,141)     (19,982)     (22,909)
Proceeds from sale of fixed assets......................          26          300          144
                                                          -----------  -----------  -----------
Net cash used in investing activities...................     (12,115)     (19,682)     (22,765)

FINANCING ACTIVITIES
Proceeds from revolving line of credit..................      50,790       71,193       53,103
Principal payments on debt and capital lease
  obligations...........................................     (53,882)     (62,997)     (40,687)
Purchase of Treasury Stock..............................      (2,791)      (9,224)      (7,753)
Exercise of stock options...............................         139          295           76
                                                          -----------  -----------  -----------
Net cash provided by (used in) financing activities.....      (5,744)        (733)       4,739
                                                          -----------  -----------  -----------
Increase (decrease) in cash.............................         544         (342)         523
Cash at beginning of year...............................       1,486        1,828        1,305
                                                          -----------  -----------  -----------

Cash at end of year.....................................   $   2,030    $   1,486    $   1,828
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------

                            See accompanying notes.

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 27, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    The Company owns and operates 94 "Pizzeria Uno...Chicago Bar & Grill" casual dining, full-service restaurants primarily from New England to Virginia, as well as Florida, Chicago and Denver, and franchises 63 units in 19 states, the District of Columbia, Puerto Rico and Seoul, Korea. The Company also operates a Mexican restaurant in Chicago and a refrigerated and frozen consumer foods division. The consumer foods business supplies American Airlines, movie theaters, hotel restaurants, supermarkets and wholesale club chains with both frozen and refrigerated Pizzeria Uno brand products, as well as certain private label products.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Uno Restaurant Corporation and its wholly-owned subsidiaries (the Company). All intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

    The Company's fiscal year ends on the close of business on the Sunday closest to September 30 in each year.

PRE-OPENING COSTS

    In the third quarter of fiscal 1998, the Company adopted Statement of Position (SOP) 98-5 "Reporting the Costs of Start-up Activities" which requires that pre-opening costs be expensed as incurred. In accordance with SOP 98-5, the adoption is reported as a cumulative effect of a change in accounting principle and has been recognized retroactively to the first quarter of fiscal 1998. The cumulative effect of the change in accounting principle was $636,000, net of the income tax benefit of $313,000. The impact of adoption on fiscal 1998 results of operations was not material.

INVENTORY

    Inventory, which consists of food, beverages and supplies, is stated at the lower of cost (first-in, first-out method) or market.

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

REVENUE RECOGNITION-FRANCHISE FEES

    The Company defers franchise fees until the franchisee opens the restaurant and all services have been substantially performed; at that time, the fee is recorded as income. Royalty income is recorded as earned based on rates provided by the respective franchise agreements. Expenses related to franchise

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 27, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) activities amounted to approximately $3,280,000, $3,441,000 and $3,409,000 in fiscal years 1998, 1997 and 1996, respectively.

    A summary of full-service franchise unit activity is as follows:

                                                                                              YEAR ENDED
                                                                        -------------------------------------------------------
                                                                          SEPTEMBER 27       SEPTEMBER 28       SEPTEMBER 29
                                                                              1998               1997               1996
                                                                        -----------------  -----------------  -----------------
Units operating at beginning of year..................................             66                 63                 59
Units opened..........................................................              5                  6                  5
Units closed..........................................................             (8)                (3)                (1)
                                                                                   --                 --                 --
Units operating at end of year........................................             63                 66                 63
                                                                                   --                 --                 --
                                                                                   --                 --                 --

INCOME TAXES

    Deferred income taxes are determined utilizing the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

ADVERTISING

    The Company records advertising expense as incurred. Advertising expense was $5,257,000, $4,897,000 and $5,242,000 for fiscal years 1998, 1997 and 1996, respectively.

EARNINGS PER SHARE

    Basic earnings per share represents net income divided by the weighted average shares of common stock outstanding during the period. Weighted average shares used in diluted earnings per share include 59,000, 57,000 and 61,000 for fiscal years 1998, 1997 and 1996, respectively, of common stock equivalents arising from stock options using the treasury stock method.

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

STOCK-BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standard
(SFAS) No. 123, "Accounting for Stock-Based Compensation," as this alternative requires the use of

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 27, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, since the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which are effective for fiscal year 1999. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's consolidated financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal year 2000. This statement requires all derivatives to be carried on the balance sheet as assets or liabilities at fair value. The accounting for changes in the fair value of the derivatives would depend on the hedging relationship and would be reported in the income statement, or as a component of comprehensive income. The Company believes that the adoption of this new accounting standard will not have a material impact on the Company's consolidated financial statements.

RECLASSIFICATIONS

    Certain amounts in the accompanying financial statements have been reclassified to conform with the 1998 presentation

2. SPECIAL CHARGES

    During the third quarter of fiscal 1997, the Company recorded a special charge in the amount of $4.0 million, consisting of an asset impairment charge of $3.3 million and store closing costs of $0.7 million. The $3.3 million asset impairment charge was recorded to reduce the carrying value of equipment and leaseholds at two full-service Uno restaurants to their fair market value and resulted from weak operating results and continuing negative cash flow. The store closure costs represented remaining minimum lease payments of one full-service Uno restaurant which was closed during 1997.

    In the second quarter of fiscal 1996, the Company adopted SFAS No. 121 and recorded a pre-tax charge of $3.9 million to adjust the carrying value of those assets identified as impaired. The charge consisted of $1.0 million for three Uno Pizza Takery's, $1.6 million for one full-service Uno restaurant and $1.3 million for certain assets of three Bay Street restaurants. The assets written down include the Bay Street trademark and leasehold improvements and equipment of the aforementioned stores. Based upon operating and cash flow results, management believed that these units would likely continue to generate cash flow losses and therefore reduced the carrying value of the impaired assets to fair market value.

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 27, 1998

3. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements consist of the following:

                                                                                       SEPTEMBER 27  SEPTEMBER 28
                                                                                           1998          1997
                                                                                       ------------  ------------
                                                                                             (IN THOUSANDS)
Land.................................................................................   $   16,874    $   15,883
Buildings............................................................................       27,823        25,265
Equipment............................................................................       52,536        49,802
Leasehold improvements...............................................................       93,324        87,047
Construction in progress.............................................................        3,309         4,201
                                                                                       ------------  ------------
                                                                                           193,866       182,198
Less allowances for depreciation and amortization....................................       68,543        56,841
                                                                                       ------------  ------------
                                                                                        $  125,323    $  125,357
                                                                                       ------------  ------------
                                                                                       ------------  ------------

4. RELATED-PARTY TRANSACTIONS

    The Company leases three buildings from its principal shareholder for a restaurant and corporate office space. Rent expense in the amount of approximately $505,000 was charged to operations in each of the fiscal years presented. The Company believes that the terms of these leases approximate fair rental value.

    The Company's Chief Executive Officer and his brother own and operate four franchised restaurants and pay royalties to the Company under standard franchise agreements.

5. LEASES

    The Company conducts the majority of its operations in leased facilities, which are accounted for as capital or operating leases. The leases typically provide for a base rent plus real estate taxes, insurance and other expenses, plus additional contingent rent based upon revenues of the restaurant. Assets held under capital leases were $2,881,000 at September 27, 1998 and September 28, 1997. Accumulated amortization amounted to $747,000 at September 27, 1998 and $613,000 at September 28, 1997. Capital lease asset amortization is included in depreciation and amortization. At September 27, 1998, the minimum rental

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 27, 1998

5. LEASES (CONTINUED)
commitments under all noncancelable capital and operating leases with initial or remaining terms of more than one year are as follows:

                                                                             CAPITAL    OPERATING
FISCAL YEAR                                                                  LEASES       LEASES
-------------------------------------------------------------------------  -----------  ----------
                                                                               (IN THOUSANDS)
1999.....................................................................   $     260   $    9,337
2000.....................................................................         223        9,289
2001.....................................................................          75        9,384
2002.....................................................................          42        9,452
2003.....................................................................          42        9,107
Thereafter...............................................................       1,167       73,357
                                                                                -----   ----------
                                                                                1,809   $  119,926
                                                                                        ----------
                                                                                        ----------
Less amount representing interest........................................         942
                                                                                -----
Present value of net minimum lease payments..............................         867
Less current portion of obligation under capital leases..................         201
                                                                                -----
Long-term obligation under capital leases................................   $     666
                                                                                -----
                                                                                -----

    Total expenses for all operating leases were as follows:

                                                             MINIMUM      CONTINGENT
FISCAL YEAR                                               LEASE RENTALS     RENTALS       TOTAL
--------------------------------------------------------  -------------  -------------  ---------
                                                                      (IN THOUSANDS)
                                                          ---------------------------------------
1998....................................................    $  13,010      $     689    $  13,699
1997....................................................       12,641            811       13,452
1996....................................................       12,105            956       13,061

    Certain operating lease agreements contain free rent inducements and scheduled rent increases which are being amortized over the terms of the agreements, ranging from 15 to 20 years, using the straight-line method. The deferred rent liability, included in other liabilities, amounted to $4,743,000 at September 27, 1998 and $4,596,000 at September 28, 1997.

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 27, 1998

6. FINANCING ARRANGEMENTS

    Long-term debt consists of the following:

                                                                                   SEPTEMBER    SEPTEMBER
                                                                                      27           28
                                                                                     1998         1997
                                                                                  -----------  -----------
                                                                                       (IN THOUSANDS)
Revolving credit and note agreement.............................................   $  37,760    $  40,480
8.75%, 15-year secured mortgage notes payable...................................       4,796        4,979
                                                                                  -----------  -----------
                                                                                      42,556       45,459
Less current portion............................................................       3,880        2,943
                                                                                  -----------  -----------
                                                                                   $  38,676    $  42,516
                                                                                  -----------  -----------
                                                                                  -----------  -----------

    In November 1997, the Company amended its credit facility from $50 million to $55 million, which includes a $26.6 million revolver due in October 2002, a $8.4 million term loan due in 20 quarterly installments of $420,000 plus interest commencing on January 31, 1998 and a $20.0 million mortgage facility due in 27 quarterly installments of $500,000 plus interest also commencing on January 31, 1998 with a final payment due in October 2004. The Company is entitled to borrow, at its discretion, amounts which accrue interest at variable rates based on either the LIBOR or prime rate. Amounts borrowed under the credit facility are secured by certain real properties owned by the Company. At September 27, 1998, interest rates on outstanding borrowings under the revolving line of credit ranged from 7.16% to 8.75%. A commitment fee of approximately 0.38% is accrued on unused borrowings under the new credit agreement. The note agreements contain certain financial and operating covenants, including maintenance of certain levels of net worth and income. At September 27, 1998, the carrying value of the Company's long-term debt approximated fair market value.

    Annual principal payments of debt are as follows (in thousands):

FISCAL YEAR
-----------------------------------------------------------------------------------
1999...............................................................................  $   3,880
2000...............................................................................      3,898
2001...............................................................................      3,918
2002...............................................................................      3,940
2003...............................................................................     14,835
Thereafter.........................................................................     12,085
                                                                                     ---------
                                                                                     $  42,556
                                                                                     ---------
                                                                                     ---------

    The Company has two interest rate swap agreements which convert a portion of its floating rate debt to a fixed-rate basis, thereby reducing the potential impact of interest rate increases on future income. The notional amounts and fair market value under the swap agreements amount to $30 million and ($0.8) million, respectively. The terms range from three to five years with fixed interest rates ranging from 5.80% to 6.04%. The differentials to be paid or received are accrued as interest rates change and are recognized as an adjustment to interest expense related to the debt.

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 27, 1998

6. FINANCING ARRANGEMENTS (CONTINUED)
    The Company made cash payments of interest of $3,598,000, $3,044,000 and $2,845,000 during fiscal years 1998, 1997 and 1996, respectively. The Company capitalized interest during the construction period of new restaurants which amounted to $127,000 in fiscal year 1998, $313,000 in fiscal year 1997 and $290,000 in fiscal year 1996 and included those amounts in leasehold improvements.

    The Company provides certain limited lease financing to qualified franchisees through an agreement with an unaffiliated finance company. The Company's maximum guarantee under the agreement was $1,000,000 at September 27, 1998. The Company has also guaranteed up to a maximum of $400,000 of future lease payments in the event of default by a specific franchisee.

7. COMMON STOCK TRANSACTIONS

    On September 29, 1998, the Company initiated a Dutch Auction self-tender offer for up to 1,000,000 shares of the Company's common stock and under certain circumstances, reserved the right to purchase in excess of 1,000,000 shares. Under the terms of the offer, the Company invited stockholders to tender their shares at prices ranging from $5.75 to $7.00 per share. On October 30, 1998, the Company completed the tender offer for 274,721 shares of its common stock at $7.00 per share.

8. PREPAID EXPENSES AND OTHER ASSETS

    Prepaid expenses and other assets consist of the following:

                                                                                        SEPTEMBER 27     SEPTEMBER 28
                                                                                            1998             1997
                                                                                       ---------------  ---------------
                                                                                                (IN THOUSANDS)
Prepaid rent.........................................................................     $     442        $     220
Prepaid operating costs..............................................................           234              159
Prepaid insurance....................................................................           139              430
                                                                                              -----            -----
                                                                                          $     815        $     809
                                                                                              -----            -----
                                                                                              -----            -----

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 27, 1998

9. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                   SEPTEMBER 27   SEPTEMBER 28
                                                                       1998           1997
                                                                   -------------  -------------
                                                                          (IN THOUSANDS)
Accrued store closure............................................    $   1,826      $   1,618
Accrued rent.....................................................        1,372          1,334
Accrued insurance................................................          793          1,103
Accrued utilities................................................          785            760
Accrued vacation.................................................          680            632
Accrued advertising..............................................          557            561
Franchise fee deposits...........................................          486            334
Other............................................................        1,450          1,221
                                                                        ------         ------
                                                                     $   7,949      $   7,563
                                                                        ------         ------
                                                                        ------         ------

10. EMPLOYEE BENEFIT PLANS

    The Company maintains a 401(k) Savings and Employee Stock Ownership Retirement Plan (the Plan) for all of its eligible employees. The Plan is maintained in accordance with the provisions of Section 401(k) of the Internal Revenue Code and allows all employees with at least one year of service to make annual tax-deferred voluntary contributions up to 15% of their salary. Under the Plan, the Company matches a specified percentage of the employees contributions, subject to certain limitations. Total contributions made to the plan were $214,000, $229,000 and $161,000 in fiscal years 1998, 1997 and 1996, respectively. The 1998 contributions included $54,000 of Uno Restaurant Corporation common stock previously held in Treasury.

    The Company sponsors a Deferred Compensation Plan which allows officers to defer up to 20% of their annual compensation. These assets are placed in a "rabbi trust" and are presented as assets of the Company in the accompanying balance sheet as they are available to the general creditors of the Company in the event of the Company's insolvency. The related liability of $880,000 at September 27, 1998 and $727,000 at September 28, 1997 is included in other liabilities in the accompanying balance sheet. Deferred compensation expense in the amounts of $153,000, $161,000 and $140,000 were recorded in fiscal years 1998, 1997 and 1996, respectively.

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 27, 1998

11. INCOME TAXES

    Deferred taxes are attributable to the following temporary differences:

                                                                   SEPTEMBER 27   SEPTEMBER 28
                                                                       1998           1997
                                                                   -------------  -------------
                                                                          (IN THOUSANDS)
Deferred tax assets:
  Excess book over tax depreciation..............................    $   2,327      $   1,113
  Deferred rent..................................................        1,937          1,842
  Accrued expenses...............................................        1,467          1,738
  Asset impairment charge........................................        1,211          1,630
  Franchise fees.................................................          627            291
  Other..........................................................          376            309
                                                                        ------         ------
Total deferred tax assets........................................        7,945          6,923
Deferred tax liabilities:
  Other..........................................................          495            324
                                                                        ------         ------
Total deferred tax liabilities...................................          495            324
                                                                        ------         ------
Net deferred tax assets..........................................    $   7,450      $   6,599
                                                                        ------         ------
                                                                        ------         ------

The provision (credit) for income taxes consisted of the following:

                                                                                        YEAR ENDED
                                                                        -------------------------------------------
                                                                        SEPTEMBER 27   SEPTEMBER 28   SEPTEMBER 29
                                                                            1998           1997           1996
                                                                        -------------  -------------  -------------

                                                                                      (IN THOUSANDS)
Current:
  Federal.............................................................    $   2,941      $   3,448      $   2,532
  State...............................................................          878            916            687
                                                                             ------         ------         ------
                                                                              3,819          4,364          3,219

Deferred:
  Federal.............................................................         (713)        (2,435)        (1,995)
  State...............................................................         (138)          (551)          (467)
                                                                             ------         ------         ------
                                                                               (851)        (2,986)        (2,462)
                                                                             ------         ------         ------
Income tax expense....................................................    $   2,968      $   1,378      $     757
                                                                             ------         ------         ------
                                                                             ------         ------         ------

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 27, 1998

11. INCOME TAXES (CONTINUED)
    A reconciliation of the effective tax rates with the federal statutory rates is as follows:

                                                                                           YEAR ENDED
                                                                        -------------------------------------------------
                                                                         SEPTEMBER 27     SEPTEMBER 28     SEPTEMBER 29
                                                                             1998             1997             1996
                                                                        ---------------  ---------------  ---------------
Federal statutory rate................................................          34.0%            34.0%            34.0%
State income taxes, net of federal income tax benefit.................           4.6              4.6              5.0
Tax credits...........................................................          (6.5)            (7.1)            (9.8)
Other.................................................................            .9              2.5              1.8
                                                                                 ---              ---              ---
Effective income tax rate.............................................          33.0%            34.0%            31.0%
                                                                                 ---              ---              ---
                                                                                 ---              ---              ---

    The Company made income tax payments of $4,545,000, $3,936,000 and $2,416,000 during fiscal years 1998, 1997 and 1996, respectively.

12. STOCK-BASED COMPENSATION

    During 1998, the Company's shareholders ratified the 1997 Key Officer Stock Option Plan (the Key Officer Plan) under which options were granted for 1.0 million shares of Common Stock at an exercise price of $7.50 per share. Options vest based on the attainment of certain financial goals by the Company. The Key Officer Plan will terminate on August 25, 2007.

    During 1998, the Company also established the 1997 Non Qualified Stock Option Plan for Non-Employee Directors (the 1997 Directors' Plan) which provides for the granting of options to purchase up to 75,000 shares of Common Stock. Options are to be granted at an exercise price equal to the fair market value of the shares of Common Stock at the date of grant and vest one year after date of grant. The 1997 Directors' Plan will terminate on February 26, 2008.

    The Company also has the 1997 Employee Stock Option Plan (the Employee Plan) which provides for the granting of options to purchase up to 1.0 million shares of common stock. Options may be granted at an exercise price not less than fair market value on the date of grant. All options vest at a rate of 20% per year beginning one year after the date of grant. All options terminate ten years after the date of grant.

    The Company's 1987 Employee Stock Option Plan which contains similar provisions to the 1997 Plan was terminated during fiscal 1997. The 1.3 million options granted under that plan will continue to vest at a rate of 20% per year beginning one year after the date of grant, with the exception of 93,750 options granted to the President of the Company, which vested immediately at the date of grant. All options terminate ten years after the date of grant, with the exception of the 112,500 options granted to the Chairman, which terminate five years after the date of grant.

    The 1989 and 1993 Non-Qualified Stock Option Plans for Non-Employee Directors (the Directors' Plans) provide for up to 101,563 shares of Common Stock issuable upon exercise of options granted under the Directors' Plans. The 1989 and 1993 Directors' Plans terminate on November 10, 1999 and August 17, 2002, but such termination shall not affect the validity of options granted prior to the dates of termination. Options are granted at an exercise price equal to the fair market value of the shares of Common Stock at the date of grant. Options granted under the Directors' Plans may be exercised commencing one year after the date of grant and ending ten years from the date of grant.

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 27, 1998

12. STOCK-BASED COMPENSATION (CONTINUED)
    Information regarding the Company's stock option plans is summarized below:

                                                         SEPTEMBER 27             SEPTEMBER 28             SEPTEMBER 29
                                                             1998                     1997                     1996
                                                    -----------------------  -----------------------  -----------------------
                                                    YEAR ENDED
                                                                 WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                                  AVERAGE                  AVERAGE                  AVERAGE
                                                                 EXERCISE                 EXERCISE                 EXERCISE
                                                     OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
                                                    ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at beginning of period................   1,237,407   $    7.33    1,289,248   $    7.28    1,200,287   $    7.61
Granted...........................................   1,381,735        7.36      211,609        6.59      295,508        6.42
Exercised.........................................     (18,414)       7.51      (55,667)       4.44      (15,256)       4.74
Canceled..........................................    (102,172)       6.83     (207,783)       7.06     (191,291)       8.21
                                                    ----------  -----------  ----------       -----   ----------       -----
Outstanding at end of period......................   2,498,556   $    7.37    1,237,407   $    7.33    1,289,248   $    7.28
                                                    ----------  -----------  ----------       -----   ----------       -----
                                                    ----------  -----------  ----------       -----   ----------       -----
Options exercisable at end of period..............     938,238                  691,491                  612,526
                                                    ----------               ----------               ----------
                                                    ----------               ----------               ----------
Options available for grant at end of period......     593,486                  854,248                  377,279
                                                    ----------               ----------               ----------
                                                    ----------               ----------               ----------

    The weighted-average fair value of options granted during fiscal years 1998, 1997 and 1996, were $3.01, $2.81 and $2.83, respectively. The Company has 3.1 million shares of common stock reserved for the exercise of stock options at September 27, 1998.

    The following table presents information about significant option groups outstanding at September 27, 1998:

                                                                          WEIGHTED-
                                                                           AVERAGE                     WEIGHTED-
                                                                          REMAINING                     AVERAGE
                                                            OPTIONS      CONTRACTUAL      OPTIONS     EXERCISABLE
EXERCISE PRICE                                            OUTSTANDING       LIFE        EXERCISABLE      PRICE
--------------------------------------------------------  -----------  ---------------  -----------  -------------
$4.74-$7.25.............................................   1,031,933       7.7 years       440,574     $    6.38
$7.50-$11.80............................................   1,466,623       7.7 years       497,664     $    8.56

    Pursuant to the requirements of SFAS No. 123, the following are the pro forma net income and earnings per share for fiscal year 1998, 1997 and 1996 as if the compensation cost for the stock option plans had been determined based on the fair value at the grant date for grants in fiscal year 1998, 1997 and 1996:

                                                                                        YEAR ENDED
                                                                        -------------------------------------------
                                                                        SEPTEMBER 27   SEPTEMBER 28   SEPTEMBER 29
                                                                            1998           1997           1996
                                                                        -------------  -------------  -------------

                                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                                       INFORMATION)
Net income--as reported...............................................    $   5,387      $   2,673      $   1,686
Net income--pro forma.................................................    $   5,024      $   2,590      $   1,668
Basic and diluted earnings per share--as reported.....................    $     .49      $     .22      $     .13
Basic and diluted earnings per share--pro forma.......................    $     .46      $     .22      $     .13

    The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 1998, 1997 and 1996, respectively: risk-free interest rates of 5.0%, 6.6% and 7.0%; no dividend yield; the volatility factors of the

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 27, 1998

12. STOCK-BASED COMPENSATION (CONTINUED) expected market price of the Company's common stock was 37%, 40% and 42%; and a weighted-average expected life of the options of five years.

    The effects on fiscal year 1998, 1997 and 1996 pro forma net income and earnings per share of expensing the fair value of stock options are not necessarily representative of the effects on reported results of operations for future years as the periods presented include only three, two and one years, respectively, of option grants under the Company's plans.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                   QUARTER ENDED
                                                                 --------------------------------------------------
                                                                 DECEMBER 28    MARCH 29     JUNE 28   SEPTEMBER 27
                                                                     1997         1998        1998         1998
                                                                 ------------  -----------  ---------  ------------

                                                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                                                   INFORMATION.)
                                                                     (1)
Revenues.......................................................   $   44,968    $  46,682   $  48,953   $   50,673
Gross profit (2)...............................................        8,786        8,939      10,208       11,271
Operating income...............................................        2,726        2,286       3,524        4,116
Income before income taxes.....................................        1,803        1,351       2,561        3,276
Income before cumulative effect of change in accounting
  principle....................................................        1,208          904       1,717        2,194
Net income.....................................................          572          904       1,717        2,194
Basic and diluted earnings per common share:
  Before cumulative effect.....................................          .11          .08         .16          .20
  Net income...................................................          .05          .08         .16          .20

                                                                                   QUARTER ENDED
                                                                 --------------------------------------------------
                                                                 DECEMBER 29    MARCH 30     JUNE 29   SEPTEMBER 28
                                                                     1996         1997        1997         1997
                                                                 ------------  -----------  ---------  ------------

                                                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                                                   INFORMATION.)
Revenues.......................................................   $   42,164    $  42,711   $  45,387   $   47,758
Gross profit (2)...............................................        8,345        8,618       9,604       10,545
Operating income (loss)........................................        2,265        1,899        (908)       3,622
Income (loss) before income taxes..............................        1,655        1,233      (1,619)       2,782
Net income (loss)..............................................        1,092          815      (1,070)       1,836
Basic and diluted earnings per common share                              .09          .07        (.09)         .16

------------------------

(1) The quarter ended December 28, 1997 reflects retroactive application of the cumulative change in accounting principle adopted in the third quarter of fiscal 1998 (see Note 1--Pre-opening Costs).

(2) Restaurant and consumer product sales, less cost of food and beverages, labor and benefits, occupancy and other operating expenses, excluding advertising expenses.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                                                                                          PAGE
---------                                                                                                       -----

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

(10)(c)    Lease between Uno Restaurants, Inc. and Lisa S. Cohen and Mark N. Spencer dated February 1, 1990
           for premises in West Roxbury, Massachusetts                                                                *

(10)(d)    Form of Franchise Agreement and Area Franchise Agreement                                                   *

(10)(e)    Uno Restaurant Corporation 1987 Employee Stock Plan, and As Amended                                        *

(10)(f)    Uno Restaurant Corporation 1989 Non-Qualified Stock Option Plan for Non-Employee Directors                 *

(10)(g)    Uno Restaurant Corporation 1993 Non-Qualified Stock Option Plan for Non-Employee Directors as
           amended                                                                                                    *

(10)(h)    Uno Restaurant Corporation 1997 Employee Stock Option Plan                                                 *

(10)(i)    Uno Restaurant Corporation 1997 Key Officer Stock Plan                                                     *

(10)(j)    Uno Restaurant Corporation 1997 Non-Qualified Stock Option Plan for Non-Employee Directors                 *

(10)(k)    Form of Indemnification Agreement between the Company and its Directors                                    *

(10)(l)    Variable Royalty Plan for Franchises.                                                                      *

(10)(m)    Interest Rate Swap Agreement between Fleet Bank of Massachusetts, N.A. and Uno Restaurants, Inc.
           Dated October 25, 1995.                                                                                    *

(10)(n)    Interest Rate Swap Agreement between Fleet Bank of Massachusetts, N.A. and Uno Restaurants, Inc.
           Dated July 21, 1998.

(10)(o)    Note between the Company and Craig S. Miller dated January 23, 1996.                                       *

(10)(p)    Note between the Company and Craig S. Miller dated April 1, 1997, and Amendment to Promissory
           Note and Revised Debt Agreement dated April 7, 1998, and Second Amendment to Promissory Note and
           Revised Debt Agreement dated September 27, 1998.

EXHIBIT
NUMBER                                                                                                          PAGE
---------                                                                                                       -----
(10)(q)    Form of Change in Control Protection Agreements between Uno Restaurant Corporation and Mr.
           Spencer and Mr. Miller.                                                                                    *

(10)(r)    Form of Change in Control Protection Agreements between Uno Restaurant Corporation and its
           Senior Vice Presidents.                                                                                    *

(10)(s)    Form of Change in Control Protection Agreements between Uno Restaurant Corporation and its other
           officers.                                                                                                  *

(10)(t)    Master Lease-Purchase Agreement between ORIX Credit Alliance, Inc., as Lessor, and Massachusetts
           Industrial Finance Agency, as Lessee, dated April 19, 1994, and Master Sublease-Purchase
           Agreement between Massachusetts Industrial Finance Agency, as Sublessor, and Uno Foods, Inc. as
           Sublessee, dated April 19, 1994.                                                                           *

(10)(u)    MetLife Capital Financial Corporation Mortgage Notes: $1,875,000 8.75% Note dated December 23,
           1996 of 8250 International Drive Corporation, $825,000 8.75% Note dated December 23, 1996 of
           Saxet Corporation, $900,000 8.75% Note dated December 23, 1996 of Saxet Corporation, $675,000
           8.75% Note dated January 30, 1997 of Saxet Corporation, $825,000 8.75% Note dated February 27,
           1997 of Saxet Corporation, each payable to the order of MetLife Capital Financial Corporation.             *

(10)(v)    $55,000,000 Revolving Credit and Term Loan Agreement dated as of November 4, 1997 by and among
           Uno Restaurants, Inc. and Saxet Corp., as Borrowers, Uno Foods Inc., Pizzeria Uno Corporation,
           URC Holding Company, Inc. and Uno Restaurant Corporation, as Guarantors, and Fleet National
           Bank, as Agent and BankBoston, N.A. as Co-Agent (without exhibits).                                        *

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