Form 10-K/A
period 1998-09-27
UNO RESTAURANT CORP
filed 1999-01-06
CIK 812075

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This amendment is being submitted for the purpose of correcting a typographical error on page 19 of the registrant's annual report on Form 10-K for the fiscal year ended September 27, 1998.


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

                                Date: January 6, 1999

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