Form 10-Q
period 1998-12-27
UNO RESTAURANT CORP
filed 1999-02-05
CIK 812075

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 27, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from________________to________________

          Commission file number                     1-9573
                                ------------------------------------------

                           UNO RESTAURANT CORPORATION
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                            04-2953702
           -------------------------------           ------------------
           (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)          Identification No.)

            100 CHARLES PARK ROAD, WEST ROXBURY, MASSACHUSETTS 02132
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (617) 323-9200
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)


          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes _X_      No ___



         As of January 29, 1999, 10,337,810 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           UNO RESTAURANT CORPORATION

                                      INDEX


                                                                         PAGE
PART I.  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS............................3

                           Consolidated Balance Sheets --
                           December 27, 1998 and September 27, 1998 .......3

                           Consolidated Statements of Income --
                           Thirteen weeks ended
                           December 27, 1998 and December 28, 1997.........4

                           Consolidated Statements of Cash Flows --
                           Thirteen weeks ended December 27, 1998 and
                           December 28, 1997.. ............................5

                           Notes to Consolidated Financial
                           Statements......................................6


         ITEM 2.           MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.......................8


         ITEM 3.           QUANTITATIVE AND QUALITATIVE
                           DISCLOSURE ABOUT MARKET RISKS..................12

PART II.  OTHER INFORMATION

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K...............13

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

                                                                             December 27,     Sept.27,
                                                                                 1998            1998
                                                                             -----------      --------
                                                                             (Unaudited)
                                     ASSETS
CURRENT ASSETS
 Cash                                                                          $   1,121      $   2,030
 Accounts receivable, net                                                          2,727          1,784
 Inventory                                                                         2,699          2,296
 Prepaid expenses and other assets                                                   640            815
                                                                               ---------      ---------
   TOTAL CURRENT ASSETS                                                            7,187          6,925

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
 Land                                                                             17,595         16,874
 Buildings                                                                        29,217         27,823
 Leasehold improvements                                                           95,955         93,324
 Equipment                                                                        54,213         52,536
 Construction in progress                                                          1,332          3,309
                                                                               ---------      ---------
                                                                                 198,312        193,866

Less allowance for depreciation and amortization                                  71,602         68,543
                                                                               ---------      ---------
                                                                                 126,710        125,323

OTHER ASSETS
 Deferred income taxes                                                             7,833          7,450
 Royalty fee                                                                         136            157
 Liquor licenses and other assets                                                  3,333          3,340
                                                                               ---------      ---------
                                                                               $ 145,199      $ 143,195
                                                                               ---------      ---------
                                                                               ---------      ---------
                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                              $   5,555      $   6,589
 Accrued expenses                                                                  9,730          7,949
 Accrued compensation and taxes                                                    2,055          2,666
 Income taxes payable                                                              1,787            995
 Current portion of long-term debt and capital
  lease obligations                                                                4,089          4,081
                                                                               ---------      ---------
  TOTAL CURRENT LIABILITIES                                                       23,216         22,280

Long-term debt, net of current portion                                            40,388         38,676
Capital lease obligations, net of current portion                                    613            666
Other liabilities                                                                  7,987          7,904

SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value, 1,000 shares authorized, none issued
   Common Stock, $.01 par value, 25,000 shares authorized, 13,795 and 13,776
   shares issued and outstanding in Fiscal Years 1999 and 1998, respectively         138            138
Additional paid-in capital                                                        54,046         53,944
 Retained earnings                                                                43,646         42,203
                                                                               ---------      ---------
                                                                                  97,830         96,285
 Treasury Stock (3,464 and 3,175 shares at cost, in
                 Fiscal Years 1999 and 1998, respectively)                       (24,835)       (22,616)
                                                                               ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                                        72,995         73,669
                                                                               ---------      ---------

                                                                               $ 145,199      $ 143,195
                                                                               ---------      ---------
                                                                               ---------      ---------

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)




                                                  THIRTEEN WEEKS ENDED
                                             ---------------------------
                                             December 27,   December 28,
                                                 1998           1997
                                             ------------   -------------
REVENUES
 Restaurant sales                           $ 44,933        $ 41,611
 Consumer product sales                        2,564           2,285
 Franchise income                              1,250           1,072
                                            --------        --------
                                              48,747          44,968

COSTS AND EXPENSES
 Cost of sales                                12,952          11,331
 Labor and benefits                           14,906          13,749
 Occupancy                                     7,094           6,990
 Other operating costs                         4,245           4,032
 General and administrative                    3,488           3,126
 Depreciation and amortization                 3,061           3,014
                                            --------        --------
                                              45,746          42,242
                                            --------        --------

OPERATING INCOME                               3,001           2,726


OTHER EXPENSE                                    847             923
                                            --------        --------


 Income before income taxes                    2,154           1,803
 Provision for income taxes                      711             595
                                            --------        --------

Net income before cumulative effect
 of change in accounting principle          $  1,443        $  1,208
Cumulative effect of change in
 accounting principle for pre-opening
 costs, net of income tax benefit
 of $313                                                         636
                                            --------        --------
NET INCOME                                  $  1,443        $    572
                                            --------        --------
                                            --------        --------
Basic and Diluted Earnings per Share:
 Net income                                 $    .14        $    .11
 Cumulative effect of change in
   accounting principle                                          .06
                                            --------        --------
Net income                                  $    .14        $    .05
                                            --------        --------
                                            --------        --------
Weighted average shares outstanding:
  Basic                                       10,453          10,965
  Diluted                                     10,485          11,021

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                                 THIRTEEN WEEKS ENDED
                                                                             ---------------------------
                                                                             December 27,   December 28,
                                                                                1998             1997
                                                                             --------         --------
OPERATING ACTIVITIES
  Net Income                                                                   $  1,443      $    572
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Cumulative effect of change in accounting principal                                            636
   Depreciation and amortization                                                  3,090         3,040
   Deferred income taxes                                                           (383)         (445)
   Provision for deferred rent                                                       90           139
   (Gain)Loss on disposal of equipment                                               (1)
 Changes in operating assets and liabilities, net of effects from business acquisitions:
     Accounts receivables                                                          (943)        1,002
     Inventory                                                                     (403)          (31)
     Prepaid expenses and other assets                                              172        (1,079)
     Accounts payable and other liabilities                                         129        (1,915)
     Income taxes payable                                                           792          (207)
                                                                               --------      --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                  3,986         1,712

INVESTMENT ACTIVITIES
  Additions to property, equipment and
   leasehold improvements                                                        (4,446)       (3,625)
  Proceeds from sale of fixed assets                                                  1
                                                                               --------      --------
NET CASH USED FOR INVESTING ACTIVITIES                                           (4,445)       (3,625)


FINANCING ACTIVITIES
  Proceeds from revolving credit agreement                                       17,794        15,765
  Principal payments on revolving credit agreement
   and capital lease obligations                                                (16,127)      (13,411)
  Purchase of Treasury Stock                                                     (2,219)
  Exercise of stock options                                                         102            10
                                                                               --------      --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                        (450)        2,364
                                                                               --------      --------

INCREASE (DECREASE) IN CASH                                                        (909)          451
CASH AT BEGINNING OF PERIOD                                                       2,030         1,486
                                                                               --------      --------

CASH AT END OF PERIOD                                                          $  1,121      $  1,937
                                                                               --------      --------
                                                                               --------      --------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the financial statements of the company for the fiscal year ended September 27, 1998.

The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods presented.


NOTE B - EARNINGS PER SHARE

Basic earnings per share represents net income divided by the weighted average shares of common stock outstanding during the period. Weighted average shares used in diluted earnings per share include common stock equivalents arising from stock options using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share.



                                                             Thirteen Weeks Ended
                                                       -------------------------------
                                                       December 27,       December 28,
                                                           1998              1997
                                                       ------------       ------------
Numerator for Basic Earnings
per Share:

Weighted average shares
outstanding                                             10,452,756        10,965,252

Common Stock equivalents:
  Stock options                                             32,314            55,884
                                                       ------------       -----------

Numerator for Diluted Earnings
per Share:

Weighted average shares
outstanding including common
stock equivalents                                       10,485,070        11,021,136
                                                        -----------       -----------
                                                        -----------       -----------
Net Income before cumulative
 effect of change in
 accounting principle                                   $1,443,000        $1,208,000
Cumulative effect of change
 in accounting principle for
 preopening costs net of
 income taxes                                                                636,000
                                                        -----------      ------------
Net Income                                              $1,443,000        $  572,000
                                                        -----------       -----------
                                                        -----------       -----------
Basic and Diluted Earnings per Share:
Net Income before cumulative
 effect of change in
 accounting principle                                   $      .14        $      .11
Cumulative effect of change in
 accounting principle                                                            .06
                                                        -----------       -----------
Net Income                                              $      .14        $      .05
                                                        -----------       -----------
                                                        -----------       -----------


NOTE C - PRE-OPENING COSTS

In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5 ("SOP 98-5") entitled "Reporting on the Costs of Start-up Activities." The SOP 98-5 requires companies to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long lived assets. This new accounting standard is effective for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company has elected early adoption of the accounting standard retroactive to the beginning of fiscal 1998. The cumulative effect of this change in accounting principle was $636,000, net of income taxes.

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

THIRTEEN WEEKS ENDED DECEMBER 27, 1998 COMPARED TO THIRTEEN WEEKS ENDED DECEMBER 28, 1997

                                                              13 WEEKS ENDED
                                                       ------------------------------
                                                       12/27/98              12/28/97
                                                       --------              --------
REVENUES:
Restaurant sales                                        92.2%                  92.5%
Consumer product sales                                   5.3                    5.1
Franchise income                                         2.5                    2.4
                                                       ------                 ------

     Total                                             100.0%                 100.0%
                                                       ------                 ------

COSTS AND EXPENSES:
Cost of food & beverages (1)                            27.3%                  25.8%
Labor and benefits (1)                                  31.4                   31.3
Occupancy costs (1)                                     14.9                   15.9
Other operating costs (1)                                8.9                    9.2
General and administrative                               7.2                    7.0
Depreciation and amortization (1)                        6.4                    6.9
                                                       ------                 ------
Operating income                                         6.2                    6.1

Other expense                                            1.7                    2.1
                                                       ------                 ------

Income before taxes                                      4.5                    4.0
Provision for income taxes                               1.5                    1.3
                                                       ------                 ------

Net Income before cumulative
 effect of change in
 accounting principle                                    3.0%                   2.7%
Cumulative effect of change
 in accounting principle for
 pre-opening costs, net of
 income tax benefit                                                             1.4
                                                       ------                 ------
Net Income                                               3.0%                   1.3%
                                                       ------                 ------
                                                       ------                 ------

(1) Percentage of restaurant and consumer product sales

NUMBER OF RESTAURANTS AT END OF QUARTER:

Company-owned Uno's - full service             97         95
Franchised Uno's - full service                65         66


Total revenue increased 8.4% to $48.8 million from $45.0 million last year. Company-owned restaurant sales rose 8.0% to $44.9 million from $41.6 million last year due primarily to a 5.7% increase in comparable store sales for the first quarter versus the same period last year. Average weekly sales, which includes sales at comparable stores as well as new units, increased 6.3% during the first quarter, reflecting higher-than-average sales levels for its newest prototype units. The latest variation of the new prototype units generated sales volumes approximately 14% higher than our non-prototype store average for the quarter. Store operating weeks of full-service Pizzeria Uno units grew 2.1% as four restaurants were added during the past four quarters, three of them in the first quarter of fiscal 1999.

Consumer product sales increased 12.2% for the first quarter this year to $2,564,000 from $2,285,000 last year. Sales in the contract food service category grew 42.6% over last year. The growth was led by increased shipments to airlines, hotels, cinemas and corporate dining businesses. Sales of fresh product to retail grocers in the New England region increased 17.2% over the same period last year while the category as a whole declined 6.2% due to the loss of a large account.

Franchise income, which includes royalty income and initial franchise fees, increased to $1,250,000 versus $1,072,000 last year. Royalty income increased 9.1% to $1,170,000 this year compared to $1,072,000 last year. The increase in royalty income was primarily due to a 9.8% increase in average weekly sales for full-service franchised restaurants. Franchise fees of $80,000 were recorded this year compared to no fees last year. Four full-service franchise restaurants opened and two full-service franchise restaurants closed during the first quarter of fiscal 1999.

Operating income was $3,001,000, which represents an operating margin of 6.2%. Operating income for last year was $2,726,000, which represents an operating margin of 6.1%.

Cost of food and beverage as a percentage of restaurant and consumer product sales increased to 27.3% compared to 25.8% last year. This increase was due in part to cost increases associated with the company-wide rollout of the new menu initiative and higher cheese costs, which were up approximately 24% over last years levels. The block cheese market, which reached a record level of $1.90 per pound during the quarter, dropped dramatically to $1.25 per pound early in January 1999. Labor costs were up slightly 31.4% from 31.3% last year as a percentage of restaurant and consumer product sales as an increase in the average wage rate was absorbed by increased productivity. Occupancy costs declined as a percentage of restaurant and consumer product sales to 14.9% from 15.9% due to operating leverage gains from higher unit volumes. Other operating costs were down to 8.9% as a percentage of restaurant and consumer product sales from 9.2% last year on lower advertising expense. General and administrative expenditures as a percentage of total revenues increased to 7.2% from 7.0% last year on higher salary and wage expense, increased trainee labor expense and higher store opening expense related to the opening of three full-service company-owned and four full-service franchise restaurants during the quarter. Depreciation and amortization expense as a percentage of restaurant and consumer product sales was down to 6.4% versus 6.9% last year due to increased sales leverage.

Other expense of $847,000 decreased from $923,000 last year. Interest expense decreased to $799,000 from $884,000 last year due to a slightly lower borrowing rate and a reduced level of debt. The effective tax rate of 33% for the quarter remained the same as last year.

The Company adopted SOP 98-5 "Reporting on the Costs of Start-up Activities" retroactive to the beginning fiscal 1998, and the cumulative effect of this change in accounting principle was $636,000, net of income taxes, for the first fiscal quarter of 1998. Net income increased to $1,443,000 from $572,000 last year based on the factors noted above, and reflects the change in accounting principle adopted.

LIQUIDITY AND SOURCES OF CAPITAL

The following table presents a summary of the Company's cash flows for the period ended December 27, 1998.


                                                     (IN THOUSANDS)
                                                     --------------
Net cash provided by operating activities               $ 3,986
Net cash used in investing activities                    (4,445)
Net cash used in financing activities                      (450)
                                                        --------
Increase (Decrease) in cash                             $  (909)
                                                        --------
                                                        --------



Historically, the Company had leased most of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. During the first three months of fiscal 1999, the Company's investment in property, equipment and leasehold improvements was $4.4 million.

The Company currently plans to open approximately six to eight restaurants in fiscal 1999, three of which were opened in the first quarter. The average cash investment required to open a full service Pizzeria Uno restaurant, excluding land and pre-opening costs, is approximately $1.6 million.

As of December 27, 1998, the Company had outstanding indebtedness of $39.5 million under its $55 million credit facility, $818,000 in capital lease obligations and $4,747,000 under its mortgage financing. Advances under the revolving credit facility will accrue interest at the lender's prime rate plus 0-50 basis points, or alternatively, 100-175 basis points above LIBOR. The Company anticipates using the revolving credit facility in the future for the development of additional restaurants, and for working capital.

In September 1998, the Board of Directors of the Company authorized the repurchase of 1.0 million shares of the Company's Common Stock through a "Dutch Auction" tender offer. The terms of the tender offer provided that the Company would purchase up to 1,000,000 shares (subject to increase under certain circumstances) of its Common Stock at prices, not in excess of $7.00 nor less then $5.75 per share, specified by tendering stockholders. On October 30, 1998 the Company completed the repurchase of 274,721 shares at a price of $7.00 per share. The total number of shares purchased represented approximately 3% of the shares outstanding at the time. The Company used a portion of its $55 million credit facility to purchase the shares tendered.

The Company believes that existing cash balances, cash generated from operations and borrowing under its revolving line of credit will be sufficient to fund the Company's capital requirements for the foreseeable future.

The Company is currently obligated under 95 leases, including 93 leases for Company-owned restaurants and two leases for its executive offices. The Company is currently negotiating the renewal of a lease for an office building containing one of its restaurants and continues to pay rent on a tenancy at will basis in the interim.


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

     In addition to the assessment of in-house computer systems, the Company is in the process of assessing the readiness of its vendors, franchise partners and non-information technology equipment for the Year 2000 issue. The Company has received assurance from its major food distributor regarding their Year 2000 compliance plans and has verified that its credit card processing vendor is Year 2000 compliant. The Company is in the process of sending out questionnaires to its business-critical vendors and franchise partners to assess their Year 2000 readiness. Contingency plans will be developed in the event that business-critical vendors or franchise partners do not provide the Company with satisfactory evidence of their Year 2000 readiness. The Company intends to make every reasonable effort to assess the Year 2000 readiness of these critical business partners and to create action plans to address the identified risks. The Company has determined that the most reasonably likely worst case scenario would result from the inability to acquire food supplies from our foodservice distributors. The Company is currently assessing this possibility and will develop a contingency plan to assure that there is adequate inventory on-hand to provide service until an alternative source of supplies becomes available. The Company believes its operations will not be significantly disrupted if other third parties with whom the Company has relationships with are not year 2000 compliant. The Company also believes that it will not have any material liability to third parties as a result of any potential non-compliance with Year 2000 issues.

     All maintenance and modification costs will be expensed as incurred, while the cost of new software, if material, is being capitalized and depreciated over its expected useful life. Testing and remediation of all the Company's systems and applications is expected to cost approximately $250,000, of which approximately $110,000 has been incurred as of the end of the first quarter of fiscal 1999. Of the expected total cost of testing and remediation approximately $60,000 relates to repair issues and the remainder to replacement of equipment. All estimated costs have been budgeted and are expected to be funded by cash flows from operations. No information technology projects have been deferred due to Year 2000 compliance efforts. The Company is not pursing independent verification of its systems as it believes that any effort would be as costly as the remediation effort and is not warranted at this time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS


         The Company has market risk exposure to interest rates on its fixed and variable rate debt obligations and manages this exposure through the use of interest rate swaps. The Company does not enter into contracts for trading purposes. The information below summarizes the Company's market risk associated with debt obligations and derivative financial instruments as of December 27, 1998. For debt obligations, the table presents principal cash flows and related average interest rates by expected fiscal year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal quarter end. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by fiscal year of maturity. The average variable rates are the implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal quarter end.

                        Expected Fiscal Year of Maturity
                                (US$ in millions)

                                                                          Fair
                                                                          Value
                         1999   2000   2001   2002   2003   THEREAFTER   12/27/98
                         ----   ----   ----   ----   ----   ----------   --------
Liabilities:
Fixed Rate               $0.1   $0.2   $0.2   $0.3   $0.3       $3.6       $4.7
Average Interest Rate    8.75%  8.75%  8.75%  8.75%  8.75%

Variable rate            $2.8   $3.7   $3.7   $3.7   $14.5      $8.5      $37.8
Average Interest Rate    6.40%  6.57%  6.74%  6.87%  6.98%


Interest Rate Swaps:
Receive Variable/
 Pay Fixed               $30.0  $30.0  $30.0                             $(0.5)
   Weighted Average
       Pay Rate          5.96%  5.96%  5.84%    -      -          -
   Average Receive Rate  4.90%  5.07%  5.24%


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)   EXHIBITS
                    None.


              (b)   REPORTS ON FORM 8-K
                    Uno Restaurant Corporation did not file any Reports on Form 8-K during the quarter ended December 27, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNO RESTAURANT CORPORATION
                                    (Registrant)


Date:    FEBRUARY 5, 1999                 By: /S/ CRAIG S. MILLER
     ------------------------                ------------------------------
                                              Craig S. Miller
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Date:    FEBRUARY 5, 1999                 By: /S/ ROBERT M. VINCENT
     ------------------------                ------------------------------
                                              Robert M. Vincent
                                              Senior Vice President-Finance,
                                              and Chief Financial Officer
                                              (Principal Financial Officer)