Form 10-Q
period 1999-03-28
UNO RESTAURANT CORP
filed 1999-04-27
CIK 812075

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 28, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                  -----------------    ------------------

           Commission file number               1-9573
                                 -----------------------------------

                           UNO RESTAURANT CORPORATION
                     --------------------------------------
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


         As of April 23, 1999, 10,163,529 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           UNO RESTAURANT CORPORATION

                                      INDEX


                                                                         PAGE
                                                                         ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS............................3

                           Consolidated Balance Sheets --
                           March 28, 1999 and September 27, 1998...........3

                           Consolidated Statements of Income --
                           Thirteen and twenty-six weeks ended
                           March 28, 1999 and March 29, 1998...............4

                           Consolidated Statements of Cash Flows --
                           Twenty-six weeks ended March 28, 1999 and
                           March 29, 1998..................................5

                           Notes to Consolidated Financial
                           Statements......................................6


         ITEM 2.           MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.......................8


         ITEM 3.           QUANTITATIVE AND QUALITATIVE
                           DISCLOSURE ABOUT MARKET RISKS..................14

PART II.  OTHER INFORMATION

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K...............15

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

                                                                                         March 28,   Sept.27,
                                                                                           1999        1998
                                                                                        ---------     ---------
                                                                                        (Unaudited)
                                                         ASSETS
CURRENT ASSETS
 Cash                                                                                   $  1,977      $  2,030
 Accounts receivable, net                                                                  1,755         1,784
 Inventory                                                                                 2,288         2,296
 Prepaid expenses and other assets                                                           601           815
                                                                                        ---------     ---------
   TOTAL CURRENT ASSETS                                                                    6,621         6,925

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
 Land                                                                                     18,372        16,874
 Buildings                                                                                29,951        27,823
 Leasehold improvements                                                                   97,316        93,324
 Equipment                                                                                55,315        52,536
 Construction in progress                                                                  1,817         3,309
                                                                                        ---------     ---------
                                                                                         202,771       193,866

Less allowance for depreciation and amortization                                          74,676        68,543
                                                                                        ---------     ---------
                                                                                         128,095       125,323

OTHER ASSETS
 Deferred income taxes                                                                     8,216         7,450
 Royalty fee                                                                                 114           157
 Liquor licenses and other assets                                                          3,290         3,340
                                                                                        ---------     ---------
                                                                                        $146,336      $143,195
                                                                                        ---------     ---------
                                                                                        ---------     ---------

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                       $  5,801      $  6,589
 Accrued expenses                                                                          8,787         7,949
 Accrued compensation and taxes                                                            3,006         2,666
 Income taxes payable                                                                        707           995
 Current portion of long-term debt and capital
  lease obligations                                                                        4,097         4,081
                                                                                        ---------     ---------
  TOTAL CURRENT LIABILITIES                                                               22,398        22,280

Long-term debt, net of current portion                                                    40,961        38,676
Capital lease obligations, net of current portion                                            560           666
Other liabilities                                                                          7,887         7,904

SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value, 1,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000 shares authorized, 13,798 and 13,776
  shares issued and out standing in Fiscal Years 1999 and 1998, respectively                 138           138
 Additional paid-in capital                                                               54,068        53,944
 Retained earnings                                                                        45,140        42,203
                                                                                        ---------     ---------
                                                                                          99,346        96,285
 Treasury Stock (3,457 and 3,175 shares at cost,in
                 Fiscal Years 1999 and 1998, respectively)                               (24,816)      (22,616)
                                                                                        ---------     ---------
TOTAL SHAREHOLDERS' EQUITY                                                                74,530        73,669
                                                                                        ---------     ---------
                                                                                        $146,336      $143,195
                                                                                        ---------     ---------
                                                                                        ---------     ---------

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)




                                                      THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                      --------------------         ----------------------
                                                      March 28,       March 29,      March 28,      March 29,
                                                        1999            1998           1999           1998
                                                      --------        --------       ---------      --------
REVENUES
 Restaurant sales                                     $46,718         $43,272        $91,651         $84,883
 Consumer product sales                                 2,303           2,323          4,867           4,608
 Franchise income                                       1,230           1,087          2,480           2,159
                                                      --------        --------       --------       ---------
                                                       50,251          46,682         98,998          91,650

COSTS AND EXPENSES
 Cost of sales                                         13,153          11,835         26,105          23,166
 Labor and benefits                                    15,514          14,547         30,420          28,296
 Occupancy                                              7,237           6,970         14,331          13,960
 Other operating costs                                  4,443           4,769          8,688           8,802
 General and administrative                             3,717           3,211          7,205           6,337
 Depreciation and amortization                          3,105           3,064          6,166           6,077
                                                      --------        --------       --------       ---------
                                                       47,169          44,396         92,915          86,638
                                                      --------        --------       --------       ---------

OPERATING INCOME                                        3,082           2,286          6,083           5,012


OTHER EXPENSE                                             853             935          1,700           1,858
                                                      --------        --------       --------       ---------


 Income before income taxes                             2,229           1,351          4,383           3,154
 Provision for income taxes                               735             447          1,446           1,042
                                                      --------        -------        --------       ---------

Net income before cumulative effect
 of change in accounting principle                    $ 1,494         $   904        $ 2,937        $  2,112
Cumulative effect of change in
 accounting principle for preopening
 costs net of income taxes                                                                               636
                                                      --------        --------       -------        ---------
NET INCOME                                            $ 1,494            $904        $ 2,937         $ 1,476
                                                      --------        --------       --------       ---------
                                                      --------        --------       --------       ---------

Basic and Diluted Earnings per Share:
 Net income                                            $  .14          $  .08         $  .28         $   .19
 Cumulative effect of change in
   accounting principle                                                                                 (.06)
                                                      --------        --------       --------       ---------

Net income                                             $  .14          $  .08         $  .28         $   .13
                                                      --------        --------       --------       ---------
                                                      --------        --------       --------       ---------

Weighted average shares outstanding:
  Basic                                                10,339          10,930         10,396          10,947
  Diluted                                              10,485          10,955         10,485          10,988

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                                           TWENTY-SIX WEEKS ENDED
                                                                                        ----------------------------
                                                                                        March 28,          March 29,
                                                                                          1999               1998
                                                                                        --------           --------
OPERATING ACTIVITIES
  Net Income                                                                             $2,937             $1,476
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Cumulative effect of change in accounting principle                                                         636
   Depreciation and amortization                                                          6,223              6,743
   Deferred income taxes                                                                   (766)              (703)
   Provision for deferred rent                                                              175                271
   (Gain)Loss on disposal of equipment                                                       (2)                (1)
 Changes in operating assets and liabilities, net of effects from business acquisitions:
     Accounts receivable                                                                     29              1,285
     Inventory                                                                                8                127
     Prepaid expenses and other assets                                                      246             (1,683)
     Accounts payable and other liabilities                                                 215             (1,417)
     Income taxes payable                                                                  (288)            (1,427)
                                                                                        --------           --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                          8,777              5,307

INVESTMENT ACTIVITIES
  Additions to property, equipment and
   leasehold improvements                                                                (8,951)            (6,586)
  Proceeds from sale of fixed assets                                                          2                  1
                                                                                        --------           --------
NET CASH USED FOR INVESTING ACTIVITIES                                                   (8,949)            (6,585)


FINANCING ACTIVITIES
  Proceeds from revolving credit agreement                                               39,933             31,215
  Principal payments on revolving credit agreement
   and capital lease obligations                                                        (37,738)           (29,248)
  Purchase of Treasury Stock                                                             (2,200)              (384)
  Exercise of stock options                                                                 124                 10
                                                                                        --------           --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 119              1,593
                                                                                        --------           --------

INCREASE (DECREASE) IN CASH                                                                 (53)               315
CASH AT BEGINNING OF PERIOD                                                               2,030              1,486
                                                                                        --------           --------

CASH AT END OF PERIOD                                                                    $1,977             $1,801
                                                                                        --------           --------
                                                                                        --------           --------

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


NOTE B - EARNINGS PER SHARE

Basic earnings per share represents net income divided by weighted average shares of common stock outstanding during the period. Weighted average shares used in diluted earnings per share include common stock equivalents arising from stock options using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share.



                               Thirteen Weeks Ended      Twenty-six Weeks Ended
                               March 28,    March 29,     March 28,   March 29,
                                 1999         1998          1999        1998
                              -----------  ----------     ---------   ---------
Numerator for Basic Earnings
per Share:

Weighted average shares
outstanding                   10,338,667   10,930,209     10,395,711  10,947,731

Common Stock equivalents:
  Stock options                  146,020       24,758         89,167      40,321
                             -----------   ----------    ----------- -----------

Numerator for Diluted Earnings
per Share:

Weighted average shares
outstanding including common
stock equivalents             10,484,687   10,954,967     10,484,878  10,988,052
                             -----------   ----------    ----------- -----------
                             -----------   ----------    ----------- -----------

Net Income before cumulative
 effect of change in
 accounting principle         $1,494,000     $904,000     $2,937,000  $2,112,000
Cumulative effect of change
 in accounting principle for
 preopening costs net of
 income taxes                                                          (636,000)
                             -----------   ----------    ----------- -----------
Net Income                    $1,494,000     $904,000     $2,937,000 $1,476,000
                             -----------   ----------    ----------- -----------
                             -----------   ----------    ----------- -----------

Basic and Diluted Earnings per Share:
Net Income before cumulative
 effect of change in
 accounting principle         $      .14   $      .08     $     .28   $      .19
Cumulative effect of change in
 accounting principle                                                       (.06)
                             -----------   ----------    ----------- -----------
Net Income                    $      .14   $      .08     $     .28   $      .13
                             -----------   ----------    ----------- -----------
                             -----------   ----------    ----------- -----------

NOTE C - PRE-OPENING COSTS

In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5 ("SOP 98-5") entitled "Reporting on the Costs of Start-up Activities." The SOP 98-5 requires companies to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long lived assets. This new accounting standard is effective for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company elected early implementation of the accounting standard at the beginning of fiscal 1998. The cumulative effect of this change in accounting principle was $636,000, net of income taxes.

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

THIRTEEN WEEKS ENDED MARCH 28, 1999 COMPARED TO THIRTEEN WEEKS ENDED MARCH 29, 1998

                                                                13 Weeks Ended
                                                                --------------
                                                          3/28/99                3/29/98
                                                          -------                -------
REVENUES:
Restaurant sales                                            93.0%                  92.7%
Consumer product sales                                       4.6                    5.0
Franchise income                                             2.4                    2.3
                                                           ------                 ------

     Total                                                 100.0%                 100.0%
                                                           ------                 ------

COSTS AND EXPENSES:
Cost of food & beverages (1)                                26.8%                  26.0%
Labor and benefits (1)                                      31.6                   31.9
Occupancy costs (1)                                         14.8                   15.3
Other operating costs (1)                                    9.1                   10.5
General and administrative                                   7.4                    6.9
Depreciation and Amortization (1)                            6.3                    6.7
                                                           ------                 ------
Operating income                                             6.1                    4.9

Other expense                                                1.7                    2.0
                                                           ------                 ------
Income before taxes                                          4.4                    2.9
Provision for income taxes                                   1.4                    1.0
                                                           ------                 ------
Net income                                                   3.0%                   1.9%
                                                           ------                 ------
                                                           ------                 ------


(1) Percentage of restaurant and consumer product sales

NUMBER OF RESTAURANTS AT END OF QUARTER:

Company-owned Uno's - full service                            98                     94
Franchised Uno's - full service                               66                     64

Total revenue increased 7.6% to $50.3 million from $46.7 million last year. Company-owned restaurant sales rose 8.0% to $46.7 million from $43.3 million last year due primarily to an increase in comparable-store sales for the second quarter which were up 4.0% from the same period last year. Average weekly sales, which includes sales at comparable stores as well as new units, increased 4.9% during the second quarter. This reflects higher-than-average sales levels for the latest variation of its new prototype units which generated sales volumes approximately 10% higher than our non-prototype store average for the quarter. Growth in operating weeks of full-service Pizzeria Uno units was up 3.3% resulting from the addition of five restaurants during the past four quarters, one of which was opened in the second quarter of fiscal 1999.

Consumer product sales were essentially flat for the second quarter this year at $2,303,000 from $2,323,000 last year. Sales in the food service category grew 6.8% as increased shipments to airlines, hotels and corporate dining accounts were partially offset by the loss of a large private label foodservice account. Sales in the supermarket category, which include Uno branded, private label and club store sales, decreased 7.0%, primarily due to lower club store sales over the prior year.

Franchise income, which includes royalty income and initial franchise fees, increased 13.2% to $1,230,000 versus $1,087,000 last year. Royalty income increased 10.9% to $1,205,000 this year compared to $1,087,000 last year. The increase in royalty income was primarily due to an 8.2% increase in average weekly sales for full-service franchised restaurants. Franchise fees of $25,000 were recorded this year compared to no fees last year. Two full-service franchise restaurants opened and one full-service franchise restaurant closed during the second quarter of fiscal 1999.

Operating income was $3,082,000, which represents an operating margin of 6.1%. Operating income for last year was $2,286,000, which represents an operating margin of 4.9%.

Cost of food and beverage as a percentage of restaurant and consumer product sales increased to 26.8% compared to 26.0% last year. This increase was due in part to cost increases associated with the company-wide rollout of the new menu initiative and higher cheese costs, which were up approximately 11% over last years levels. The block cheese market, which reached a record level of $1.90 per pound during the quarter, dropped dramatically to $1.25 per pound early in January 1999 and remained in the $1.25 to $1.33 per pound range through the end of the quarter. The Company recently signed an agreement with its cheese supplier to fix the cost of mozzarella cheese for the balance of calendar 1999. Labor costs were down slightly 31.6% from 31.9% last year as a percentage of restaurant and consumer product sales as an increase in the average wage rate was absorbed by a higher check average and lower retail labor expense. Occupancy costs declined as a percentage of restaurant and consumer product sales to 14.8% from 15.3% due to operating leverage gains from higher unit volumes. Other operating costs were down to 9.1% as a percentage of restaurant and consumer product sales from 10.5% last year on lower advertising and pre-opening expense, as well as operating leverage gains from higher unit volumes. General and administrative expenditures as a percentage of total revenues increased to 7.4% from 6.9% last year on higher salary and related wage expense associated with field support staffing increases designed to improve restaurant operations, and increased trainee labor expense. Depreciation and amortization expense as a percentage of restaurant and consumer product sales was down to 6.3% versus 6.7% last year due to increased sales leverage.

Other expense of $853,000 decreased from $935,000 last year. Interest expense decreased to $799,000 from $903,000 last year due to a slightly lower borrowing rate and a reduced level of debt. The effective tax rate of 33% for the quarter remained the same as last year.

TWENTY-SIX WEEKS ENDED MARCH 28, 1999 COMPARED TO TWENTY-SIX WEEKS ENDED MARCH 29, 1998


                                                                   26 WEEKS ENDED
                                                            -----------------------------
                                                            3/28/99               3/29/98
                                                            -------               -------
REVENUES:
Restaurant sales                                            92.6%                  92.6%
Consumer product sales                                       4.9                    5.0
Franchise income                                             2.5                    2.4
                                                            -------               -------

     Total                                                 100.0%                 100.0%
                                                            -------               -------

COSTS AND EXPENSES:
Cost of food & beverages (1)                                27.0%                  25.9%
Labor and benefits (1)                                      31.5                   31.6
Occupancy costs (1)                                         14.8                   15.6
Other operating costs (1)                                    9.0                    9.8
General and administrative                                   7.3                    6.9
Depreciation and amortization (1)                            6.4                    6.8
                                                            -------               -------
Operating income                                             6.1                    5.5

Other expense                                                1.7                    2.1
                                                            -------               -------

Income before taxes                                          4.4                    3.4
Provision for income taxes                                   1.4                    1.1
                                                            -------               -------

Net income before cumulative effect
 of change in accounting principle                           3.0                    2.3
Cumulative effect of change in
 accounting principle for pre-opening
 costs net of income taxes                                                           .7
                                                            -------               -------
Net income                                                   3.0%                   1.6%
                                                            -------               -------
                                                            -------               -------

(1) Percentage of restaurant and consumer product sales


Total revenue increased 8.0% to $99.0 million from $91.7 million last year. Company-owned restaurant sales also rose 8.0% to $91.7 million from $84.9 million last year due primarily to an increase in comparable-store sales for the first half of the year which were up 4.8% from the same period last year. Average weekly sales, which includes sales at comparable stores as well as new units, increased 5.6% during the first half of the year as the latest variation of the new prototype units generated sales volumes approximately 12% higher than our non-prototype store average for the first half of the year. Growth in operating weeks of full-service Pizzeria Uno units was up 2.7% resulting from the addition of five restaurants during the past four quarters, four of which were opened in the first half of fiscal 1999.

Consumer product sales increased 5.6% for the first half of this year to $4,867,000 from $4,608,000 last year. Sales in the contract food service category grew 25.1%, bolstered by increased shipments to airlines, hotels, cinemas and corporate dining accounts. Sales in the supermarket category decreased 12.7% over the same period last year as a 14.2% increase in Uno branded sales to retail grocers was offset by the loss of a large account and reductions in club store sales.

Franchise income, which includes royalty income and initial franchise fees, increased 14.9% to $2,480,000 versus $2,159,000 last year. Royalty income increased 10.0% to $2,375,000 this year compared to $2,159,000 last year. The increase in royalty income was primarily due to a 9.1% increase in average weekly sales for full-service franchised restaurants. Franchise fees of $105,000 were recorded this year compared to no fees last year. Six full-service franchise restaurants opened and three full-service franchise restaurants closed during the first half of fiscal 1999.

Operating income was $6,083,000, which represents an operating margin of 6.1%. Operating income for last year was $5,012,000, which represents an operating margin of 5.5%.

Cost of food and beverage as a percentage of restaurant and consumer product sales increased to 27.0% compared to 25.9% last year. This increase was due in part to cost increases associated with the company-wide rollout of the new menu initiative and higher cheese costs, which were up approximately 17% over last years levels.

Labor costs were down slightly 31.5% from 31.6% last year as a percentage of restaurant and consumer product sales as an increase in the average wage rate was offset by an increase in the average check. Occupancy costs declined as a percentage of restaurant and consumer product sales to 14.8% from 15.6% due to operating leverage gains from higher unit volumes. Other operating costs were down to 9.0% as a percentage of restaurant and consumer product sales from 9.8% last year on lower advertising and pre-opening expense. General and administrative expenditures as a percentage of total revenues increased to 7.3% from 6.9% last year on higher salary and wage expense, increased trainee labor expense and higher store opening expense related to the opening of four full-service company-owned and six full-service franchise restaurants during the first half of the year. Depreciation and amortization expense as a percentage of restaurant and consumer product sales was down to 6.4% versus 6.8% last year due to increased sales leverage.

Other expense of $1,700,000 decreased from $1,858,000 last year. Interest expense decreased to $1,598,000 from $1,787,000 last year due to a slightly lower borrowing rate and a lower debt level. The effective tax rate of 33% for the first half of fiscal 1999 remained the same as last year.

The Company adopted SOP 98-5 "Reporting on the Costs of Start-up Activities" retroactive to the beginning fiscal 1998, and the cumulative effect of this change in accounting principle was $636,000, net of income taxes, for the first half of fiscal 1998. Net income increased to $2,937,000 from $1,476,000 last year based on the factors noted above, and reflects the change in accounting principle adopted.


LIQUIDITY AND SOURCES OF CAPITAL

The following table presents a summary of the Company's cash flows for the period ended March 28, 1999.

                                                                  (In Thousands)
                                                                  --------------
Net cash provided by operating activities                           $8,777
Net cash used in investing activities                               (8,949)
Net cash provided by financing activities                              119
                                                                   --------
Increase (Decrease) in cash                                        $   (53)
                                                                   --------
                                                                   --------


Historically, the Company had leased most of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. During the first six months of fiscal 1999, the Company's investment in property, equipment and leasehold improvements was $9.0 million.

The Company currently plans to open approximately seven restaurants in fiscal 1999, four of which were opened in the first six months of fiscal 1999. The average cash investment required to open a full service Pizzeria Uno restaurant, excluding land and pre-opening costs, is approximately $1.6 million.

As of March 28, 1999, the Company had outstanding indebtedness of $40.2 million under its $55 million credit facility, $768,000 in capital lease obligations and $4,698,000 under its mortgage financing. Advances under the revolving credit facility will accrue interest at the lender's prime rate plus 0-50 basis points, or alternatively, 100-175 basis points above LIBOR. The Company anticipates using the revolving credit facility in the future for the development of additional restaurants, and for working capital.

In September 1998, the Board of Directors of the Company authorized the repurchase of 1.0 million shares of the Company's Common Stock through a "Dutch Auction" tender offer. The terms of the tender offer provided that the Company would purchase up to 1,000,000 shares (subject to increase under certain circumstances) of its Common Stock at prices, not in excess of $7.00 nor less then $5.75 per share, specified by tendering stockholders. On October 30, 1998, the Company completed the repurchase of 274,721 shares at a price of $7.00 per share. The total number of shares purchased represented approximately 3% of the shares outstanding at the time. The Company used a portion of its $55 million credit facility to purchase the shares tendered.

On April 14, 1999, the Board of Directors extended the previous one million share stock repurchase program announced on April 22, 1998, for an additional twelve months. To date under this authorization, the company has repurchased 540,364 shares.

The Company believes that existing cash balances, cash generated from operations and borrowing under its revolving line of credit will be sufficient to fund the Company's capital requirements for the foreseeable future.

The Company is currently obligated under 92 leases, including 90 leases for Company- owned restaurants and two leases for its executive offices. The Company is currently negotiating the renewal of a lease for an office building containing one of its restaurants and continues to pay rent on a tenancy at will basis in the interim.



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

         In addition to the assessment of in-house computer systems, the Company is in the process of assessing the readiness of its vendors, franchise partners and non-information technology equipment for the Year 2000 issue. The Company has received assurance from its major food distributor regarding their Year 2000 compliance plans and has verified that its credit card processing vendor is Year 2000 compliant. The Company has send out questionnaires to its business-critical vendors and franchise partners to assess their Year 2000 readiness. Contingency plans will be developed in the event that business-critical vendors or franchise partners do not provide the Company with satisfactory evidence of their Year 2000 readiness. The Company intends to make every reasonable effort to assess the Year 2000 readiness of these critical business partners and to create action plans to address the identified risks. The Company has determined that the most reasonably likely worst case scenario would result from the inability to acquire food supplies from our foodservice distributors. The Company is currently assessing this possibility and will develop a contingency plan to assure that there is adequate inventory on-hand to provide service until an alternative source of supplies becomes available. The Company believes its operations will not be significantly disrupted if other third parties with whom the Company has relationships with are not year 2000 compliant. The Company also believes that it will not have any material liability to third parties as a result of any potential non-compliance with Year 2000 issues.

         All maintenance and modification costs will be expensed as incurred, while the cost of new software, if material, is being capitalized and depreciated over its expected useful life. Testing and remediation of all the Company's systems and applications is expected to cost approximately $200,000, of which approximately $125,000 has been incurred as of the end of the second quarter of fiscal 1999. Of the expected total cost of testing and remediation approximately $60,000 relates to repair issues and the remainder to replacement of equipment. All estimated costs have been budgeted and are expected to be funded by cash flows from operations. No information technology projects have been deferred due to Year 2000 compliance efforts. The Company is not pursing independent verification of its systems as it believes that any effort would be as costly as the remediation effort and is not warranted at this time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company has market risk exposure to interest rates on its fixed and variable rate debt obligations and manages this exposure through the use of interest rate swaps. The Company does not enter into contracts for trading purposes. The information below summarizes the Company's market risk associated with debt obligations and derivative financial instruments as of March 28, 1999. For debt obligations, the table presents principal cash flows and related average interest rates by expected fiscal year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal quarter end. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by fiscal year of maturity. The average variable rates are the implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal quarter end.

                        Expected Fiscal Year of Maturity
                                (US$ in millions)

                                                                          Fair
                                                                          Value
                         1999   2000   2001   2002   2003   Thereafter   03/28/99
                         ----   ----   ----   ----   ----   ----------   --------
Liabilities:
Fixed Rate               $0.1   $0.2   $0.2   $0.3   $ 0.3      $3.6       $4.7
Average Interest Rate    8.75%  8.75%  8.75%  8.75%   8.75%

Variable rate            $1.8   $3.7   $3.7   $3.7   $14.5      $8.5      $40.2
Average Interest Rate    6.56%  7.01%  7.26%  7.39%   7.53%


Interest Rate Swaps:
Receive Variable/
 Pay Fixed              $30.0  $30.0  $30.0                               $(0.3)
   Weighted Average
       Pay Rate          5.96%  5.96%  5.84%    -      -          -
   Average Receive Rate  5.06%  5.51%  5.75%

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) EXHIBITS
                      None.


                  (b) REPORTS ON FORM 8-K
                      Uno Restaurant Corporation did not file any Reports on Form 8-K during the quarter ended March 28, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNO RESTAURANT CORPORATION
                                        --------------------------------
                                        (Registrant)


Date:    April 27, 1999            By: /s/ Craig S. Miller
       ------------------             ------------------------------
                                       Craig S. Miller
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date:    April 27, 1999            By: /s/ Robert M. Vincent
       ------------------             ----------------------------------
                                       Robert M. Vincent
                                       Senior Vice President-Finance,
                                       and Chief Financial Officer
                                       (Principal Financial Officer)