Form 10-Q
period 1999-06-30
UNO RESTAURANT CORP
filed 1999-08-06
CIK 812075

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 27, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ____________________

          Commission file number               1-9573
                                 -----------------------------------------------
                           UNO RESTAURANT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                               04-2953702
           -------------------------------              -------------------
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


         As of July 30, 1999, 10,173,378 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           UNO RESTAURANT CORPORATION

                                      INDEX


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS............................3

                           Consolidated Balance Sheets --
                           June 27, 1999 and September 27, 1998............3

                           Consolidated Statements of Income --
                           Thirteen and thirty-nine weeks ended
                           June 27, 1999 and June 28, 1998.................4

                           Consolidated Statements of Cash Flows --
                           Thirty-nine weeks ended June 27, 1999 and
                           June 28, 1998...................................5

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


         ITEM 2.           MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.......................8


         ITEM 3.           QUANTITATIVE AND QUALITATIVE
                           DISCLOSURE ABOUT MARKET RISKS..................14

PART II.  OTHER INFORMATION

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K...............15


CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

                                                                                         June 27,      Sept.27,
                                                                                           1999          1998
                                                                                        ---------     ---------
                                                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS
 Cash                                                                                   $  1,311      $  2,030
 Accounts receivable, net                                                                  1,804         1,784
 Inventory                                                                                 2,449         2,296
 Prepaid expenses and other assets                                                           289           815
                                                                                        ---------     ---------
   TOTAL CURRENT ASSETS                                                                    5,853         6,925

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
 Land                                                                                     18,373         16,874
 Buildings                                                                                30,115         27,823
 Leasehold improvements                                                                   99,526         93,324
 Equipment                                                                                56,962         52,536
 Construction in progress                                                                  1,964          3,309
                                                                                        ---------     ---------
                                                                                         206,940        193,866

Less allowance for depreciation and amortization                                          77,858        68,543
                                                                                        ---------     ---------
                                                                                         129,082       125,323

OTHER ASSETS
 Deferred income taxes                                                                     8,337         7,450
 Royalty fee                                                                                  93           157
 Liquor licenses and other assets                                                          3,988         3,340
                                                                                        ---------     ---------
                                                                                        $147,353      $143,195
                                                                                        ---------     ---------
                                                                                        ---------     ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                        $ 6,430      $  6,589
 Accrued expenses                                                                          9,452         7,949
 Accrued compensation and taxes                                                            3,051         2,666
 Income taxes payable                                                                      1,355           995
 Current portion of long-term debt and capital
  lease obligations                                                                        4,090         4,081
                                                                                        ---------     ---------
  TOTAL CURRENT LIABILITIES                                                               24,378        22,280

Long-term debt, net of current portion                                                    38,958        38,676
Capital lease obligations, net of current portion                                            521           666
Other liabilities                                                                          8,427         7,904

SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value, 1,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000 shares authorized, 13,807 and 13,776
  shares issued and outstanding in Fiscal Years 1999 and 1998, respectively                  138           138
 Additional paid-in capital                                                               54,129        53,944
 Retained earnings                                                                        47,628        42,203
                                                                                        ---------     ---------
                                                                                         101,895        96,285
 Treasury Stock (3,728 and 3,175 shares at cost,in
                 Fiscal Years 1999 and 1998, respectively)                               (26,826)      (22,616)
                                                                                        ---------     ---------
TOTAL SHAREHOLDERS' EQUITY                                                                75,069        73,669
                                                                                        ---------     ---------
                                                                                        $147,353      $143,195
                                                                                        ---------     ---------
                                                                                        ---------     ---------


CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)


                                                 THIRTEEN WEEKS ENDED    THIRTY-NINE WEEKS ENDED
                                                   June 27,  June 28,      June 27,   June 28,
                                                    1999       1998         1999       1998
                                                 --------    --------      --------   --------
REVENUES
 Restaurant sales                                $ 49,766    $ 45,288      $141,417   $130,171
 Consumer product sales                             2,533       2,475         7,400      7,083
 Franchise income                                   1,249       1,190         3,729      3,349
                                                 --------    --------      --------   --------
                                                   53,548      48,953       152,546    140,603

COSTS AND EXPENSES
 Cost of sales                                     13,292      12,311        39,397     35,477
 Labor and benefits                                16,197      14,940        46,617     43,236
 Occupancy                                          7,267       7,065        21,598     21,025
 Other operating costs                              4,627       4,567        13,315     13,369
 General and administrative                         4,313       3,487        11,518      9,824
 Depreciation and amortization                      3,276       3,059         9,442      9,136
                                                 --------    --------      --------   --------
                                                   48,972      45,429       141,887    132,067
                                                 --------    --------      --------   --------

OPERATING INCOME                                    4,576       3,524        10,659      8,536


OTHER EXPENSE                                         861         963         2,561      2,821
                                                 --------    --------      --------   --------

 Income before income taxes                         3,715       2,561         8,098      5,715
 Provision for income taxes                         1,227         844         2,673      1,886
                                                 --------    --------      --------   --------

Net income before cumulative effect
 of change in accounting principle               $  2,488    $  1,717      $  5,425   $  3,829
Cumulative effect of change in
 accounting principle for preopening
 costs net of income taxes                                                                 636
                                                 --------    --------      --------   --------
NET INCOME                                       $  2,488    $  1,717      $  5,425   $  3,193
                                                 --------    --------      --------   --------
                                                 --------    --------      --------   --------

Basic and Diluted Earnings per Share:
 Net income                                      $    .24    $    .16      $    .52   $    .35
 Cumulative effect of change in
   accounting principle                                                                   (.06)
                                                 --------    --------      --------   --------
Net income                                       $    .24    $    .16      $    .52   $    .29
                                                 --------    --------      --------   --------
                                                 --------    --------      --------   --------
Weighted average shares outstanding:
  Basic                                            10,159      10,895        10,317     10,930
  Diluted                                          10,279      10,990        10,416     10,989


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                                           THIRTY-NINE WEEKS ENDED
                                                                                         June 27,           June 28,
                                                                                          1999               1998
                                                                                        --------           --------
OPERATING ACTIVITIES
  Net Income                                                                             $5,425             $3,193
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Cumulative effect of change in accounting principle                                                         636
   Depreciation and amortization                                                          9,530              9,222
   Deferred income taxes                                                                   (887)              (904)
   Provision for deferred rent                                                              266                396
   (Gain)Loss on disposal of equipment                                                       (7)                (6)
 Changes in operating assets and liabilities, net of effects from business acquisitions:
     Accounts receivable                                                                    (20)             1,010
     Inventory                                                                             (153)                81
     Prepaid expenses and other assets                                                     (150)              (942)
     Accounts payable and other liabilities                                               2,070               (882)
     Income taxes payable                                                                   360             (1,037)
                                                                                        --------           --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                         16,434             10,767

INVESTMENT ACTIVITIES
  Additions to property, equipment and
   leasehold improvements                                                               (13,281)            (8,574)
  Proceeds from sale of fixed assets                                                          7                  8
                                                                                        --------           --------
NET CASH USED FOR INVESTING ACTIVITIES                                                  (13,274)            (8,566)

FINANCING ACTIVITIES
  Proceeds from revolving credit agreement                                               59,223             41,565
  Principal payments on revolving credit agreement
   and capital lease obligations                                                        (59,077)           (42,222)
  Purchase of Treasury Stock                                                             (4,210)              (898)
  Exercise of stock options                                                                 185                 95
                                                                                        --------           --------
  NET CASH USED BY FINANCING ACTIVITIES                                                  (3,879)            (1,460)
                                                                                        ---------          --------

INCREASE (DECREASE) IN CASH                                                                (719)               741
CASH AT BEGINNING OF PERIOD                                                               2,030              1,486
                                                                                        --------           --------

CASH AT END OF PERIOD                                                                    $1,311             $2,227
                                                                                        --------           --------
                                                                                        --------           --------


Certain amounts in fiscal 1998 have been reclassified to permit comparison.

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

The following table sets forth the computation of basic and diluted earnings per share.


                               Thirteen Weeks Ended      Thirty-nine Weeks Ended
                               June 27,    June 28,       June 27,    June 28,
                                 1999         1998          1999        1998
                              -----------  ----------     ---------   ---------
Numerator for Basic Earnings
per Share:

Weighted average shares
outstanding                   10,159,372   10,894,964    10,316,931  10,930,142

Common Stock equivalents:
  Stock options                  119,407       95,497        99,247      58,713
                              ----------   ----------    ----------  ----------

Numerator for Diluted Earnings
per Share:

Weighted average shares
outstanding including common
stock equivalents             10,278,779   10,990,461    10,416,178  10,988,855
                              ----------   ----------    ----------  ----------
                              ----------   ----------    ----------  ----------

Net Income before cumulative
 effect of change in
 accounting principle         $2,488,000   $1,717,000    $5,425,000  $3,829,000
Cumulative effect of change
 in accounting principle for
 preopening costs net of
 income taxes                                                          (636,000)
                              ----------   -----------   -----------  ----------
Net Income                    $2,488,000   $1,717,000    $5,425,000  $3,193,000
                              ----------   ----------    ----------  ----------
                              ----------   ----------    ----------  ----------

Basic and Diluted Earnings per Share:
Net Income before cumulative
 effect of change in
 accounting principle         $      .24   $      .16     $     .52   $      .35
Cumulative effect of change in
 accounting principle                                                       (.06)
                              ----------   ----------    ----------  ----------
Net Income                    $      .24   $      .16     $     .52   $      .29
                              ----------   ----------    ----------  ----------
                              ----------   ----------    ----------  ----------


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

THIRTEEN WEEKS ENDED JUNE 27, 1999 COMPARED TO THIRTEEN WEEKS ENDED
JUNE 28, 1998

                                                                   13 WEEKS ENDED
                                                                   --------------
                                                           6/27/99               6/28/98
                                                           -------               -------
REVENUES:
Restaurant sales                                            93.0%                  92.5%
Consumer product sales                                       4.7                    5.1
Franchise income                                             2.3                    2.4
                                                           ------                 ------

     Total                                                 100.0%                 100.0%
                                                           ------                 ------

COSTS AND EXPENSES:
Cost of food & beverages (1)                                25.4%                  25.8%
Labor and benefits (1)                                      31.0                   31.3
Occupancy costs (1)                                         13.9                   14.8
Other operating costs (1)                                    8.8                    9.6
General and administrative                                   8.1                    7.1
Depreciation and Amortization (1)                            6.3                    6.4
                                                           ------                 ------
Operating income                                             8.5                    7.2

Other expense                                                1.6                    2.0
                                                           ------                 ------
Income before taxes                                          6.9                    5.2
Provision for income taxes                                   2.3                    1.7
                                                           ------                 ------
Net income                                                   4.6%                   3.5%
                                                           ------                 ------
                                                           ------                 ------

(1) Percentage of restaurant and consumer product sales

NUMBER OF RESTAURANTS AT END OF QUARTER:

Company-owned Uno's - full service                            99                     94
Franchised Uno's - full service                               67                     62


Total revenue increased 9.4% to $53.5 million from $49.0 million last year. Company-owned restaurant sales rose 9.9% to $49.8 million from $45.3 million last year due primarily to an increase in comparable-store sales for the third quarter which were up 6.1% from the same period last year. Average weekly sales, which includes sales at comparable stores as well as new units, increased 6.2% during the third quarter. Growth in operating weeks of full-service Pizzeria Uno units was up 3.8% resulting from the addition of five restaurants during the past four quarters, one of which was opened in the third quarter of fiscal 1999.

Consumer product sales were up 2.3% for the third quarter this year at $2,533,000 from $2,475,000 last year. Sales in the food service category grew 25.1% as shipments to hotels, cinemas and corporate dining accounts increased. Sales in the supermarket category, which include Uno branded, private label and club store sales, declined 27.0%, primarily due to the loss of a major club store sales account.

Franchise income, which includes royalty income and initial franchise fees, increased 5.0% to $1,249,000 versus $1,190,000 last year. Royalty income increased 11.6% to $1,224,000 this year compared to $1,097,000 last year. The increase in royalty income was primarily due to a 6.4% increase in average weekly sales for full-service franchised restaurants. Franchise fees of $25,000 were recorded this year compared to $93,000 last year. One full-service franchise restaurant opened during the third quarter of fiscal 1999.

Operating income was $4,576,000, which represents an operating margin of 8.5%. Operating income for last year was $3,524,000, which represents an operating margin of 7.2%.

Cost of food and beverage as a percentage of restaurant and consumer product sales decreased to 25.4% compared to 25.8% last year. This decrease was due in part to operational efficiency gains this year versus inefficiencies absorbed last year due to the rollout of a new menu initiative. In addition, slight price increases have partially offset higher cheese costs which were up approximately 6% over last years levels. The Company has signed an agreement with its cheese supplier to fix the cost of mozzarella cheese for the balance of calendar 1999 and expects to realize year over year benefits for the balance of the calendar year. Labor costs were down slightly to 31.0% from 31.3% last year as a percentage of restaurant and consumer product sales as an increase in the average wage rate was absorbed by a higher check average and increased operating leverage from higher sales volumes. Occupancy costs declined as a percentage of restaurant and consumer product sales to 13.9% from 14.8% due to operating leverage generated from higher unit volumes. Other operating costs were down to 8.8% as a percentage of restaurant and consumer product sales from 9.6% last year on lower advertising expense as well as operating leverage gains from higher unit volumes. General and administrative expenditures as a percentage of total revenues increased to 8.1% from 7.1% last year on higher salary and related wage expense associated with field support staffing increases designed to improve restaurant operations, and non-recurring legal and professional expenses associated with Company's recapitalization efforts. Depreciation and amortization expense as a percentage of restaurant and consumer product sales were down to 6.3% versus 6.4% last year due to increased sales leverage.

Other expense of $861,000 decreased from $963,000 last year. Interest expense declined to $810,000 from $912,000 last year due to a slightly lower borrowing rate and a reduced level of debt. The effective tax rate of 33% for the quarter remained the same as last year.

THIRTY-NINE WEEKS ENDED JUNE 27, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED JUNE 28, 1998


                                                                  39 WEEKS ENDED
                                                                  --------------
                                                            6/27/99               6/28/98
                                                            -------               -------
REVENUES:
Restaurant sales                                            92.7%                  92.6%
Consumer product sales                                       4.9                    5.0
Franchise income                                             2.4                    2.4
                                                           ------                 ------

     Total                                                 100.0%                 100.0%
                                                           ------                 ------

COSTS AND EXPENSES:
Cost of food & beverages (1)                                26.5%                  25.8%
Labor and benefits (1)                                      31.3                   31.5
Occupancy costs (1)                                         14.5                   15.3
Other operating costs (1)                                    8.9                    9.7
General and administrative                                   7.6                    7.0
Depreciation and amortization (1)                            6.3                    6.7
                                                           ------                 ------
Operating income                                             7.0                    6.0

Other expense                                                1.7                    2.0
                                                           ------                 ------

Income before taxes                                          5.3                    4.0
Provision for income taxes                                   1.7                    1.3
                                                           ------                 ------

Net income before cumulative effect
 of change in accounting principle                           3.6                    2.7
Cumulative effect of change in
 accounting principle for pre-opening
 costs net of income taxes                                                           .4
                                                           ------                 ------
Net income                                                   3.6%                   2.3%
                                                           ------                 ------
                                                           ------                 ------

(1) Percentage of restaurant and consumer product sales


Total revenue increased 8.5% to $152.5 million from $140.6 million last year. Company-owned restaurant sales rose 8.6% to $141.4 million from $130.2 million last year due primarily to an increase in comparable-store sales for the first three quarters of the year which were up 5.3% from the same period last year. Average weekly sales, which includes sales at comparable stores as well as new units, increased 5.8% during the first three quarters of the year as the latest variation of the new prototype units generated sales volumes approximately 9% higher than our non-prototype store average. Growth in operating weeks of full-service Pizzeria Uno units was up 3.1% resulting from the addition of five restaurants during the past four quarters, all of which were opened in the first three quarters of fiscal 1999.

Consumer product sales increased 4.5% for the first three quarters of this year to $7,400,000 from $7,083,000 last year. Sales in the contract food service category grew 27.4%, primarily bolstered by increased shipments to hotels and corporate dining accounts. Sales in the supermarket category decreased 19.6% over the same period last year as a 6.4% increase in Uno branded sales to retail grocers was offset by the loss of a large account and a reduction in club store sales.

Franchise income, which includes royalty income and initial franchise fees, increased 11.3% to $3,729,000 versus $3,349,000 last year. Royalty income increased 10.5% to $3,599,000 this year compared to $3,256,000 last year. The increase in royalty income was primarily due to an 8.2% increase in average weekly sales for full-service franchised restaurants. Franchise fees of $130,000 were recorded this year compared to $93,000 last year. Seven full-service franchise restaurants opened and three full-service franchise restaurants closed during the first three quarters of fiscal 1999.

Operating income was $10,659,000, which represents an operating margin of 7.0%. Operating income for last year was $8,536,000, which represents an operating margin of 6.0%.

Cost of food and beverage as a percentage of restaurant and consumer product sales increased to 26.5% compared to 25.8% last year. This increase was due in part to cost increases associated with the company-wide rollout of the new menu initiative and higher cheese costs, which were up approximately 14% over last years levels. Labor costs were down slightly to 31.3% from 31.5% last year as a percentage of restaurant and consumer product sales as an increase in the average wage rate was absorbed by a higher check average and lower consumer product labor expense. Occupancy costs declined as a percentage of restaurant and consumer product sales to 14.5% from 15.3% due to operating leverage generated from higher unit volumes. Other operating costs declined to 9.0% as a percentage of restaurant and consumer product sales from 9.7% last year on lower advertising and pre-opening expense. General and administrative expenditures as a percentage of total revenues increased to 7.6% from 7.0% last year on higher salary and wage expense, increased trainee labor expense and costs associated with the non-recurring legal and professional expenses associated with the Company's recapitalization efforts. Depreciation and amortization expense as a percentage of restaurant and consumer product sales was down to 6.3% versus 6.7% last year due to increased sales leverage.

Other expense of $2,561,000 decreased from $2,821,000 last year. Interest expense decreased to $2,409,000 from $2,699,000 last year due to a slightly lower borrowing rate and a lower debt level. The effective tax rate of 33% for the first three quarters of fiscal 1999 remained the same as last year.

Net income increased to $5,425,000 from $3,193,000 last year based on the factors noted above, as 1998 results reflect the adoption of SOP 98-5 "Reporting on the Costs of Start-up Activities" retroactive to the beginning fiscal 1998. The cumulative effect of this change in accounting principle was $636,000, net of income taxes.


LIQUIDITY AND SOURCES OF CAPITAL

The following table presents a summary of the Company's cash flows for the period ended June 27, 1999.

                                                                (IN THOUSANDS)
                                                                --------------
Net cash provided by operating activities                          $16,434
Net cash used in investing activities                              (13,274)
Net cash provided by financing activities                           (3,879)
                                                                   --------
Increase (Decrease) in cash                                        $  (719)
                                                                   --------
                                                                   --------


Historically, the Company had leased most of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. During the first nine months of fiscal 1999, the Company's investment in property, equipment and leasehold improvements was $13.3 million.

The Company currently plans to open approximately five restaurants in fiscal 1999, all of which were opened in the first nine months of fiscal 1999. The average cash investment required to open a full service Pizzeria Uno restaurant, excluding land and pre-opening costs, is approximately $1.6 million.

As of June 27, 1999, the Company had outstanding indebtedness of $38.2 million under its $55 million credit facility, $0.7 million in capital lease obligations and $4.6 million under its mortgage financing. Advances under the revolving credit facility will accrue interest at the lender's prime rate plus 0-50 basis points, or alternatively, 100-175 basis points above LIBOR. The Company anticipates using the revolving credit facility in the future for the development of additional restaurants, and for working capital.

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

On April 14, 1999, the Board of Directors extended the previous one million share stock repurchase program announced on April 22, 1998, for an additional twelve months. To date under this authorization, the company has repurchased 640,246 shares, of which 308,350 have been purchased during fiscal 1999.

The Company believes that existing cash balances, cash generated from operations and borrowing under its revolving line of credit will be sufficient to fund the Company's capital requirements for the foreseeable future.

The Company is currently obligated under 94 leases, including 91 leases for Company-owned restaurants, two leases for its executive offices and one lease for a mill shop. The Company is currently negotiating the renewal of a lease for an office building containing one of its restaurants and continues to pay rent on a tenancy at will basis in the interim.


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

         In addition to the assessment of in-house computer systems, the Company is in the process of assessing the readiness of its vendors, franchise partners and non-information technology equipment for the Year 2000 issue. The Company has received assurance from its major food distributor regarding their Year 2000 compliance plans and has verified that its credit card processing vendor is Year 2000 compliant. The Company has sent out questionnaires to its business-critical vendors and franchise partners to assess their Year 2000 readiness. Contingency plans will be developed in the event that business-critical vendors or franchise partners do not provide the Company with satisfactory evidence of their Year 2000 readiness. The Company intends to make every reasonable effort to assess the Year 2000 readiness of these critical business partners and to create action plans to address the identified risks. The Company has determined that the most reasonably likely worst case scenario would result from the inability to acquire food supplies from our foodservice distributors. The Company is currently assessing this possibility and will develop a contingency plan to assure that there is adequate inventory on-hand to provide service until an alternative source of supplies becomes available. The Company believes its operations will not be significantly disrupted if other third parties with whom the Company has relationships with are not year 2000 compliant. The Company also believes that it will not have any material liability to third parties as a result of any potential noncompliance with Year 2000 issues.

         All maintenance and modification costs will be expensed as incurred, while the cost of new software, if material, is being capitalized and depreciated over its expected useful life. Testing and remediation of all the Company's systems and applications is expected to cost approximately $150,000, of which approximately $135,000 has been incurred as of the end of the third quarter of fiscal 1999. Of the expected total cost of testing and remediation approximately $60,000 relates to repair issues and the remainder to replacement of equipment. All estimated costs have been budgeted and are expected to be funded by cash flows from operations. No information technology projects have been deferred due to Year 2000 compliance efforts. The Company is not pursing independent verification of its systems as it believes that any effort would be as costly as the remediation effort and is not warranted at this time.

         The Company does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operations. However, the costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. Unanticipated failures by critical vendors, franchise partners, as well as the failure by the Company to execute its own remediation efforts could have a material adverse effect on the cost of the project and its completion date. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risk.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company has market risk exposure to interest rates on its fixed and variable rate debt obligations and manages this exposure through the use of interest rate swaps. The Company does not enter into contracts for trading purposes. The information below summarizes the Company's market risk associated with debt obligations and derivative financial instruments as of June 27, 1999. For debt obligations, the table presents principal cash flows and related average interest rates by expected fiscal year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal quarter end. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by fiscal year of maturity. The average variable rates are the implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal quarter end.

                        Expected Fiscal Year of Maturity
                                (US$ in millions)

                                                                          Fair
                                                                          Value
                         1999   2000   2001   2002   2003   THEREAFTER   06/27/99
                         ----   ----   ----   ----   ----   ----------   --------
Liabilities:
Fixed Rate               $0.0   $0.2   $0.2   $0.3   $0.3       $3.6       $4.6
Average Interest Rate    8.75%  8.75%  8.75%  8.75%  8.75%

Variable rate            $0.9   $3.7   $3.7   $3.7   $14.5      $8.5      $38.2
Average Interest Rate    6.93%  7.45%  7.90%  8.04%  8.18%


Interest Rate Swaps:
Receive Variable/
 Pay Fixed               $30.0  $30.0  $30.0                             $(0.1)
   Weighted Average
       Pay Rate          5.96%  5.96%  5.84%    -      -          -
   Average Receive Rate  5.43%  5.95%  6.38%


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS
               10(d) Form of Franchise Agreement and Area Franchise Agreement.

               10(p) Third Amendement to Promissory Note and Revised Debt
                     Agreement between the Company and Craig S. Miller dated August 3, 1999.

           (b) REPORTS ON FORM 8-K
               Uno Restaurant Corporation did not file any Reports on Form 8-K during the quarter ended June 27, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UNO RESTAURANT CORPORATION
                                     (Registrant)


Date:    AUGUST 6, 1999          By: /s/ CRAIG S. MILLER
       ------------------        ----------------------------------
                                     Craig S. Miller
                                     Chief Executive Officer
                                     (Principal Executive Officer)


Date:    AUGUST 6, 1999          By: /s/ ROBERT M. VINCENT
       ------------------        ---------------------------------
                                     Robert M. Vincent
                                     Senior Vice President-Finance,
                                     and Chief Financial Officer
                                     (Principal Financial Officer)