Form 10-Q/A
period 1999-06-27
UNO RESTAURANT CORP
filed 1999-09-07
CIK 812075

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 27, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________________ to_________________

           Commission file number               1-9573
                                 -----------------------------------------------

                           UNO RESTAURANT CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      04-2953702
     -------------------------------                    -------------------
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


              (Former name, former address and former fiscal year,
              ----------------------------------------------------
                          if changed since last report)

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

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)


                                                                                         June 27,      Sept.27,
                                                                                           1999          1998
                                                                                        --------      --------
                                                                                        (Unaudited)
                                                         ASSETS
CURRENT ASSETS
 Cash                                                                                   $  1,311      $  2,030
 Accounts receivable, net                                                                  1,804         1,784
 Inventory                                                                                 2,449         2,296
 Prepaid expenses and other assets                                                           289           815
                                                                                        --------      --------
   TOTAL CURRENT ASSETS                                                                    5,853         6,925

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
 Land                                                                                     18,373        16,874
 Buildings                                                                                30,115        27,823
 Leasehold improvements                                                                   99,526        93,324
 Equipment                                                                                56,962        52,536
 Construction in progress                                                                  1,964         3,309
                                                                                        --------      --------
                                                                                         206,940       193,866

Less allowance for depreciation and amortization                                          77,858        68,543
                                                                                        --------      --------
                                                                                         129,082       125,323

OTHER ASSETS
 Deferred income taxes                                                                     8,810         7,450
 Royalty fee                                                                                  93           157
 Liquor licenses and other assets                                                          3,515         3,340
                                                                                        --------      --------
                                                                                        $147,353      $143,195

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                        $ 6,430      $  6,589
 Accrued expenses                                                                          9,452         7,949
 Accrued compensation and taxes                                                            3,051         2,666
 Income taxes payable                                                                      1,355           995
 Current portion of long-term debt and capital
  lease obligations                                                                        4,090         4,081
                                                                                        --------      --------
  TOTAL CURRENT LIABILITIES                                                               24,378        22,280

Long-term debt, net of current portion                                                    38,958        38,676
Capital lease obligations, net of current portion                                            521           666
Other liabilities                                                                          8,427         7,904

SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value, 1,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000 shares authorized, 13,807 and 13,776 shares issued and out-
  standing in Fiscal Years 1999 and 1998, respectively                                       138           138
 Additional paid-in capital                                                               54,129        53,944
 Retained earnings                                                                        47,628        42,203
                                                                                        --------      --------
                                                                                         101,895        96,285
 Treasury Stock (3,728 and 3,175 shares at cost,in
                 Fiscal Years 1999 and 1998, respectively)                               (26,826)      (22,616)
                                                                                        --------      --------
TOTAL SHAREHOLDERS' EQUITY                                                                75,069        73,669
                                                                                        --------      --------
                                                                                        $147,353      $143,195
                                                                                        --------      --------
                                                                                        --------      --------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                            THIRTY-NINE WEEKS ENDED
                                                                            -----------------------
                                                                            June 27,      June 28,
                                                                              1999          1998
                                                                             --------    --------
OPERATING ACTIVITIES
  Net Income                                                                 $  5,425    $  3,193
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Cumulative effect of change in accounting principle                            636
   Depreciation and amortization                                                9,530       9,222
   Deferred income taxes                                                       (1,360)       (904)
   Provision for deferred rent                                                    266         396
   (Gain)Loss on disposal of equipment                                             (7)         (6)
 Changes in operating assets and liabilities, net of effects from business acquisitions:
     Accounts receivable                                                          (20)      1,010
     Inventory                                                                   (153)         81
     Prepaid expenses and other assets                                            323        (942)
     Accounts payable and other liabilities                                     2,070        (882)
     Income taxes payable                                                         360      (1,037)
                                                                             --------    --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                               16,434      10,767

INVESTMENT ACTIVITIES
  Additions to property, equipment and
   leasehold improvements                                                     (13,281)     (8,574)
  Proceeds from sale of fixed assets                                                7           8
                                                                             --------    --------
NET CASH USED FOR INVESTING ACTIVITIES                                        (13,274)     (8,566)


FINANCING ACTIVITIES
  Proceeds from revolving credit agreement                                     59,223      41,565
  Principal payments on revolving credit agreement
   and capital lease obligations                                              (59,077)    (42,222)
  Purchase of Treasury Stock                                                   (4,210)       (898)
  Exercise of stock options                                                       185          95
                                                                             --------    --------
  NET CASH USED BY FINANCING ACTIVITIES                                        (3,879)     (1,460)
                                                                             --------    --------

INCREASE (DECREASE) IN CASH                                                      (719)        741
CASH AT BEGINNING OF PERIOD                                                     2,030       1,486
                                                                             --------    --------

CASH AT END OF PERIOD                                                        $  1,311    $  2,227
                                                                             --------    --------
                                                                             --------    --------





Certain amounts in fiscal 1998 have been reclassified to permit comparison.

This amendment is being submitted for the purpose of correcting a clerical error affecting the Consolidated Balance Sheet on page 3 and the Consolidated Statements of Cash Flow on page 5 of the registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 27, 1999.






                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNO RESTAURANT CORPORATION
                                      (Registrant)


Date:    SEPTEMBER 7, 1999            By: /s/ ROBERT M. VINCENT
       ---------------------             ---------------------------------
                                           Robert M. Vincent
                                           Senior Vice President-Finance,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)