Form 10-K
period 1999-10-03
UNO RESTAURANT CORP
filed 1999-12-17
CIK 812075

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended OCTOBER 3, 1999

                                       OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to________________.

Commission file number 1-9573


                           UNO RESTAURANT CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                                   04-2953702
  -------------------------------                   -------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

100 CHARLES PARK ROAD, WEST ROXBURY, MA                     02132
---------------------------------------                   ----------
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

                                      NONE
                    ---------------------------------------
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of November 26, 1999, was $43,760,941 based on the closing price of $10.00 on that date on the New York Stock Exchange. As of November 26, 1999, 11,315,432 shares of the registrant's Common Stock, $.01 par value, were outstanding. All share, per share and share price data included in this report have been adjusted for a 10% stock dividend declared on November 30, 1999, to be paid on December 23, 1999 to shareholders of record on December 13, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 25, 2000 which will be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in
Part III of this report. Portions of the registrant's Registration Statement on Form S-1 (Registration No. 33-13100) (the "1987 Registration Statement"), the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, the registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991, the registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1994, the registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1995, the registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, the registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1997, the registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1998, the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1995, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 22, 1994, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 8, 1995, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 26, 1997, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 26, 1998, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 23, 1999 and the registrant's Registration Statement on Form S-2 (Registration No. 333-86765) (the "1999 Registration Statement") are incorporated by reference in Part IV of this Report.

                                     PART I


ITEM 1.  BUSINESS

GENERAL AND DEVELOPMENTS DURING FISCAL YEAR 1999

        We currently own and operate 102 and franchise 61 casual dining, full-service restaurants operating primarily under the name Pizzeria Uno...Chicago Bar & Grill. Our restaurants offer a diverse, high quality menu at moderate prices in a casual, friendly atmosphere. The restaurants feature our signature Chicago-style, deep-dish pizza and a selection of baked, grilled and sauteed entrees, including gourmet thin crust pizza, pasta, fajitas, ribs, steak and chicken, as well as a variety of appetizers, salads, sandwiches and desserts. Company-owned restaurants are located primarily in major metropolitan markets from New England to Virginia, as well as Florida, Chicago and Denver, and franchised restaurants are located throughout the United States and Puerto Rico as well as one full-service franchised restaurant in Seoul, Korea.

        The original "Pizzeria Uno" restaurant was founded in 1943 by the late Ike Sewell at the corner of Ohio and Wabash Avenues in Chicago, Illinois. Mr. Sewell is considered the originator of Chicago-style, deep-dish pizza. In 1979, we acquired the rights to the names "Uno," "Pizzeria Uno" and "Pizzeria Due" from Mr. Sewell and opened our first Pizzeria Uno restaurant.

        In response to changing customer demands and preferences, our concept has evolved over the years as we have strengthened our brand loyalty and leveraged the appeal of our Chicago-style, deep-dish pizza. Beginning in 1994, we began the process of repositioning our concept from Pizzeria Uno, primarily a Chicago-style, deep-dish pizza concept, to Pizzeria Uno...Chicago Bar & Grill, a full-service, casual dining restaurant which offers a diverse, high quality menu at moderate prices with full bar service. The evolution of our concept, substantially completed in fiscal 1998, has involved the successful implementation of the following initiatives:

         - expanding our kitchen capabilities to improve the quality, breadth and appeal of our non-pizza menu items;

         - redesigning our restaurants to replicate the look and feel of an old Chicago warehouse to provide a more casual and relaxed dining environment;

         - changing the name of our restaurants from Pizzeria Uno to Pizzeria Uno...Chicago Bar & Grill to emphasize our positioning as a casual dining, full-service restaurant;

         - offering our guests an improved dining value by providing larger portions of higher quality food at moderate prices; and

         - expanding our target market to include both urban and suburban locations and middle to upper-middle income individuals and families.

        During the fiscal year ended October 3, 1999, the Company opened five full-service Chicago Bar & Grill restaurants and sold one. Eight full-service Chicago Bar & Grill franchised restaurants opened during the fiscal year and 11 full-service franchise restaurants closed, including 10 full-service non-Chicago Bar & Grill restaurants. During the fiscal year ending October 1, 2000, the Company anticipates opening 13 to 15 Company-owned and 10 to 12 franchised Chicago Bar & Grill restaurants. The timing of these planned openings is subject to various factors, including locating satisfactory sites and negotiating leases and franchise agreements.

        In September 1998, our board of directors authorized the repurchase of 1,100,000 shares of our common stock through a "Dutch Auction" tender offer. The terms of the tender offer provided that we would purchase up to 1,100,000 shares (subject to increase under certain circumstances) of our common stock at prices, not in excess of $6.36 nor less than $5.23 per share, specified by tendering stockholders. On October 30, 1998, we completed the repurchase of 302,193 shares at a price of $6.36 per share. The total number of shares purchased represented approximately 3% of the shares outstanding at the time. We used a portion of our $55 million credit facility to purchase the shares tendered.

        On April 14, 1999, the board of directors extended the previous 1,100,000 share repurchase program announced on April 22, 1998, for an additional twelve months. To date under this authorization, we have repurchased 704,270 shares, of which 339,185 were purchased during fiscal 1999.

        On September 9, 1999 we filed a registration statement for a proposed public offering of 2,000,000 shares of common stock with the Securities and Exchange Commission. The proposed public offering included 1,000,000 company shares and 1,000,000 shares from an existing shareholder. On November 3, 1999 we withdrew the offering due to overall market volatility and the current share price of our common stock.

         On November 30, 1999 our board of directors declared a 10% stock dividend on the outstanding shares of our common stock. The stock dividend will be payable on December 23, 1999 to shareholders of record as of December 13, 1999. All share, per share and share price data included in this report have been adjusted for the 10% stock dividend.

PIZZERIA UNO EVOLUTION AND CONCEPT


        Pizzeria Uno...Chicago Bar & Grill restaurants are full-service, casual dining restaurants, featuring our signature Chicago-style deep-dish pizza and a diverse menu of high quality, moderately-priced menu items. Our target market is middle to upper-middle income individuals and families in the 17 to 49 year-old age group and the restaurants are generally open from 11:00 a.m. to midnight, seven days per week.

        In response to changing customer demands and preferences, our concept has evolved over the years as we have strengthened our brand loyalty and leveraged the appeal of our Chicago-style, deep-dish pizza. Beginning in 1994, we began the process of repositioning our concept from Pizzeria Uno, primarily a Chicago-style, deep-dish pizza concept to Pizzeria Uno...Chicago Bar & Grill, a full-service, casual dining restaurant which offers a diverse, high quality menu at moderate prices with full bar service. With this repositioning substantially complete, the primary features of our concept are as follows:

        DISTINCTIVE BRAND. We believe that our long-standing name, Pizzeria Uno, and our signature Chicago-style, deep-dish pizza, give us a brand awareness that distinguishes our restaurants from other casual dining concepts and generate frequent customer visits and customer loyalty.

        CASUAL, FUN DINING ATMOSPHERE. Our restaurants are designed and decorated to create the comfortable and fun atmosphere guests expect of full-service, casual dining restaurants, as distinguished from typical pizza restaurants. Our latest prototype restaurants, which average 5,300 to 5,800 square feet, are designed to replicate the look and feel of an old Chicago warehouse with exposed ceilings, industrial lighting, cement floors, painted murals, crates of beverages, vintage photographs of Chicago and similar artifacts.

        DIVERSE, HIGH QUALITY MENU. We differentiate ourselves from quick service pizza, pasta and full-service Italian restaurants by offering a diverse, high quality menu, including some of the most popular casual dining appetizers, entrees and desserts, which we believe are given a distinctive appeal through our proprietary recipes. Non-pizza menu items represent approximately 65% of total food sales for company-owned restaurants.

        ENHANCED DINING VALUE. Our new menu initiative provides our guests with enhanced value through larger portions of higher quality, moderately-priced food. Our menu entrees range in price from $7.99 to $12.99, which is comparable to other casual dining restaurants, and, together with our larger portions, are designed to enhance the value received by our guests.

OUR BUSINESS STRATEGY

        Our objective is to promote and develop the Pizzeria Uno brand in each of our markets. We will strive to achieve this by offering our guests a distinctive dining experience and a diverse, high quality menu at moderate prices. We have developed the following strategies:

        ENSURE HIGH QUALITY GUEST EXPERIENCE. We seek to provide a consistent, high quality guest experience in order to generate frequent customer visits and enhance customer loyalty. Through extensive training, experienced restaurant-level management and rigorous operational and quality controls, we seek to provide high quality menu items and to ensure prompt, friendly and high energy service to our guests. We believe that by regularly testing new products at our research and development center and adding new items to our menu, we are able to offer our guests new reasons to dine at our restaurants. We believe our restaurants are attractive for a wide variety of dining occasions, including weekday and weekend lunches and dinners for a broad range of guests.

        ACHIEVE ATTRACTIVE RESTAURANT-LEVEL ECONOMICS. The repositioning of our concept has generated increased restaurant sales and improved profitability. We believe that we have been and will continue to be able to improve operating results from the broad appeal of our concept, careful site selection and cost-effective development, consistent application of our management and training programs, and strict cost and product quality controls. For the 12 month period ending October 3, 1999, our seven current prototype restaurants, which have been open for at least one year, have generated an average cash return on investment of 30.0%. We also believe that our emphasis on training leads to a lower employee turnover ratio, and therefore higher productivity, compared to many of our competitors.

        ACCELERATE DEVELOPMENT OF COMPANY-OWNED RESTAURANTS. We believe that we have significant opportunities to open additional company-owned restaurants and, accordingly, are implementing an accelerated expansion strategy. In fiscal 1999, we opened our five planned restaurants for the year in existing markets. We intend to continue opening company-owned restaurants in three of our primary metropolitan markets, Boston, New York and Baltimore/Washington, D.C. We also intend to expand into other existing and new markets such as Illinois, Indiana, Ohio and Florida. In fiscal 2000, we intend to open approximately 13 to 15 restaurants and, in fiscal 2001, we intend to open approximately 15 to 18 restaurants.

        ACCELERATE FRANCHISE DEVELOPMENT. In fiscal 1999, our franchisees opened eight restaurants in both existing and new markets. Reflecting our accelerated growth strategy, in fiscal 2000 we expect franchisees to open approximately 10 to 12 restaurants and, in fiscal 2001, we expect franchisees to open approximately 12 to 15 restaurants. We plan to focus our franchise development throughout the United States on an area development basis rather than on a single unit basis. In fiscal 1999, we signed area development agreements for the development of 10 restaurants in North Carolina and South Carolina and 10 restaurants in southern New Jersey and Philadelphia. We also intend to pursue selected expansion opportunities worldwide, including Latin America, the Caribbean, Middle East, Southeast Asia, Mexico and Canada. To further this objective, we have entered into a master franchise agreement to develop 22 restaurants in the Middle East.

        ATTRACT AND RETAIN HIGH QUALITY RESTAURANT MANAGEMENT. We believe we are able to attract and retain high quality restaurant management because we offer a competitive compensation and benefits program. In addition to salary and bonus, our general managers are eligible for additional benefits, which include vacation travel expense reimbursement, automobile lease payments and equity incentives, such as common stock awards. To promote assistant manager retention, we have implemented a work schedule providing assistant managers three days off every other week. We believe this schedule allows our assistant managers to enjoy a better quality of life than is typical in the restaurant industry.

        UTILIZE MANAGEMENT INFORMATION SYSTEMS EFFECTIVELY. We believe that our current management information systems have the features and capacity to support our accelerated growth plan and to achieve attractive restaurant level economics. All of our company-owned restaurants have personal computer and point-of-sale systems integrated with our centralized management information and accounting systems. We are able to monitor and control labor, food and other direct operating expenses, and maintain efficient and quality restaurant service with hourly guest traffic and sales volume forecasts for each restaurant. Our systems permit restaurant and company management to manage sales, cost of sales and product mix on a daily basis.

        EXPAND OUR CONSUMER PRODUCTS BUSINESS. We plan to continue to expand our consumer products business principally through the distribution of our branded (Pizzeria Uno) and non-branded, Chicago-style deep-dish pizza, calzones, and other pizza products in hotels, movie theater chains, supermarkets, food courts and airports. We have established relationships with hotel chains, including Doubletree Hotels, and movie theater chains, including General Cinema. In addition, we supply American Airlines with our pizza for service on selected domestic and international flights. In July 1999 American Airlines began serving Pizzeria Uno products on flights in Europe and Latin America. In December 1999 select flights from the United States to Japan were added, further augmenting our seven-year relationship with American Airlines. Our consumer products operation, which historically has represented approximately 5% of our sales, complements our restaurant business, increases our brand awareness and enables people to enjoy Pizzeria Uno products in a wide variety of locations and settings.

RESTAURANT DESIGN

        Our restaurants are designed and decorated to create the comfortable and fun atmosphere guests expect of full-service, casual dining restaurants, as distinguished from typical pizza restaurants. We upgraded the design and decor of our restaurants which are now consistent with our theme as Pizzeria Uno...Chicago Bar & Grill. The decor of most of our restaurants includes different variations of wood, brick and brass, and warehouse related design elements such as painted murals, crates of beverages, vintage photographs of Chicago and similar artifacts. Our latest prototype restaurants are designed to replicate the look and feel of an old Chicago warehouse with exposed ceilings, industrial lighting and cement floors. This prototype occupies a range of approximately 5,300 to 5,800 square feet, with seating capacity ranging from 180 to 210 guests. We have also developed several variations of our prototype to allow for adaptations to specific new site locations and, to date, we have opened 13 of these prototypes and franchisees have opened eight. We review all preliminary exterior, interior and kitchen design for all company-owned and franchised restaurants to ensure quality and compliance with our standards.

RESTAURANT EXPANSION AND SITE SELECTION

        COMPANY-OWNED RESTAURANT EXPANSION. We believe that we have significant opportunities to expand our company-owned restaurants and, accordingly, are implementing an accelerated expansion strategy. In fiscal 1999, we opened our five planned restaurants for the year in existing markets. We intend to continue opening company-owned restaurants in three of our primary metropolitan markets, Boston, New York and Baltimore/Washington, D.C. We also intend to expand into other existing and new markets such as Illinois, Indiana, Ohio and Florida. In fiscal 2000, we intend to open approximately 13 to 15 restaurants and in fiscal 2001 we intend to open approximately 15 to 18 restaurants.

        FRANCHISE RESTAURANT EXPANSION. Reflecting our accelerated growth strategy, in fiscal 2000 we expect franchisees to open approximately 10 to 12 restaurants and, in fiscal 2001, we expect franchisees to open approximately 12 to 15 restaurants. We plan to focus our franchise development throughout the United States on an area development basis rather than by single unit development. In fiscal 1999, our franchisees opened eight restaurants in both existing and new markets. In fiscal 1999, we signed area development agreements for the development of 10 restaurants in North Carolina and South Carolina and 10 restaurants in southern New Jersey and Philadelphia. We also intend to pursue selected expansion opportunities worldwide, including Latin America, the Caribbean, Middle East, Southeast Asia, Mexico and Canada. To further this objective, we have entered into a master franchise agreement to develop 22 restaurants in the Middle East.

        FACTORS WE CONSIDER IN SITE SELECTION. We devote significant resources to our investigation and evaluation of potential sites for our restaurants because we believe that the specific location of a restaurant is critical to its long-term success. One or more of our executive officers inspect and approve the site for each company-owned and franchised restaurant. Within each target market area, we evaluate population density and demographics, major retail and office concentration and traffic patterns. In addition, we evaluate visibility, accessibility, proximity to direct competition, proximity of shopping, entertainment activities, office parks and tourist attractions, availability of suitable parking and of restaurant level employees, and various other site specific factors. Pizzeria Uno...Chicago Bar & Grill restaurants are located in both urban and suburban markets, in free-standing buildings, strip centers and malls. Restaurant development is currently targeted at high traffic, free-standing locations.

        Generally, we lease most of our restaurants to minimize investment costs. However, we have been selectively purchasing real estate to develop new restaurants when the expected long-term cost of owning the real estate is less than the cost of leasing. Of the 100 company-owned restaurants open as of November 26, 1999, 81 are located in leased facilities and 19 are located on properties we own.

RESTAURANT LOCATIONS

        The following tables provide the locations for Company-owned and franchised restaurants as of November 26, 1999.

                         COMPANY-OWNED RESTAURANTS (100)


COLORADO (3)               MASSACHUSETTS (24)             Massapequa
Aurora                     Boston(5)                      New York City
Greenwood(a)               Bellingham                        Bayside
Westminster                Braintree                         Bay Ridge
                           Brockton                          Forest Hills
CONNECTICUT (6)            Burlington                        Manhattan(5)
Danbury                    Cambridge(2)                   Syracuse
Fairfield                  Danvers                        Victor
Manchester                 Dedham                         Vestal
Milford                    Framingham                     Yonkers
Newington                  Hanover
West Hartford              Hyannis(a)                     OHIO (3)
                           Kingston                       Columbus(3)(a)
FLORIDA (6)                Leominster
Altamonte                  Newton                         PENNSYLVANIA (3)
Daytona Beach              Revere                         Philadelphia (2)(a)
Kissimmee                  Springfield                    Pittsburgh
Lake Mary(a)               Waltham
Orlando (2)(a)             Westborough                    RHODE ISLAND (1)
                           Woburn                         Warwick
ILLINOIS (9)
Aurora                     MISSOURI (1)                   VERMONT (1)
Chicago (3)(a)(b)          St. Louis                      Burlington (a)
Crestwood
Gurnee Mills (a)           NEW HAMPSHIRE (3)              VIRGINIA (9)
Lombard                    Concord                        Ballston
Schaumburg                 Manchester                     Fairfax
Vernon Hills (a)           Nashua                         Falls Church
                                                          Merrifield
MAINE (2)                  NEW JERSEY (2)                 Newport News
Bangor                     Paramus                        Norfolk
Portland(a)                Woodbridge                     Potomac Mills(a)
                                                          Reston
MARYLAND (7)               NEW YORK (18)                  Williamsburg(a)
Baltimore                  Albany
Bel Air                    Amherst(a)                     WASHINGTON, DC (2)
Bethesda                   Henrietta                      Cleveland Park
Ellicott City (a)          Latham                         Union Station
Frederick (a)              Lynbrook
Towson
Waldorf


---------------
See footnotes on next page

                           FRANCHISED RESTAURANTS (64)

                                  DOMESTIC (62)



ARIZONA (3)                  MASSACHUSETTS (3)          OKLAHOMA (1)
Mesa                         Holyoke                    Tulsa
Phoenix                      Springfield(2)(c)
Tempe                                                   PENNSYLVANIA (8)
                             MICHIGAN (2)               Doylestown
CALIFORNIA (10)              Birch Run                  King of Prussia
Cupertino                    Bloomfield                 Langhorne
Fremont                                                 Media
Los Angeles                  MINNESOTA (2)              Philadelphia(3)(c)
Oakland                      Minnetonka                 Plymouth Meeting
San Diego(2)                 Edina
San Francisco(2)                                        PUERTO RICO (5)
Santa Clara                  MISSOURI (1)               Bayamon
West Hollywood               Kansas City                Carolina
                                                        San Juan(2)(c)
FLORIDA (1)                  NEW JERSEY (4)             San Patricio
Orlando                      Cherry Hill
                             Secaucus                   TENNESSEE (1)
ILLINOIS (1)                 South Plainfield           Bristol
Chicago (c)                  Wayne
                                                        TEXAS (2)
INDIANA (2)                  NEW YORK (2)               Addison
Indianapolis                 Poughkeepsie               Ft. Worth
Merrillville                 White Plains
                                                        WASHINGTON, DC (1)
KANSAS (1)                   NORTH CAROLINA (1)         Georgetown
Lawrence                     High Point
                                                        WISCONSIN (3)
KENTUCKY (2)                 OHIO (5)                   Milwaukee
Lexington                    Cincinnati (3)             Madison(2)
Louisville                   Cleveland
                             Dayton
MARYLAND (1)
Deep Creek



                                INTERNATIONAL (2)
KOREA (2)
Seoul(2)(c)


--------------------
(a) Owned property
(b) Includes one Mexican restaurant.
(c) Includes one limited seating, take-out restaurant.

UNIT ECONOMICS

        For the 12 month period ended October 3, 1999, the 93 company-owned restaurants open for the entire period generated average restaurant sales of approximately $1,972,000 and average restaurant operating cash flow of approximately $387,000, or 19.6% of sales. Our current prototype restaurant occupies a range of approximately 5,300 to 5,800 square feet, with a seating capacity ranging from 180 to 210 guests. For the 12 month period ending October 3, 1999, our seven current prototype restaurants, which have been open for at least one year, have generated average restaurant sales of approximately $2,077,000 million and average restaurant operating cash flow of approximately $507,000, or 24.4% of sales. Based on an average investment of approximately $1.7 million, excluding average land costs of approximately $830,000 and average pre-opening costs of $137,000, these restaurants have generated an average cash return on investment of 30.0% for the 12 month period ended October 3, 1999.

RESTAURANT OPERATIONS

        RESTAURANT MANAGEMENT. The staff for a typical Pizzeria Uno...Chicago Bar & Grill restaurant consists of one general manager, an assistant general manager, one manager and approximately 50 to 70 hourly employees, many of whom are part-time personnel. Managers of company-owned restaurants are compensated with a salary plus a performance bonus based on several factors, including restaurant sales and profits. Managers are also given equity incentives. To promote manager retention, we have implemented a work schedule in which a manager is given three days off every other week. We also offer our general managers vacation travel expense reimbursement, automobile lease payments and equity incentives, such as common stock awards.

        Each company-owned restaurant manager and franchisee is required to comply with an operations manual that contains detailed standards and specifications for all elements of operations. Our management makes regular visits to our restaurants to monitor system-wide compliance. We employ four divisional vice presidents of operations and 17 regional operations directors. The regional directors provide field supervision to both company-owned and franchised restaurants. Their duties include regular visits and detailed inspections of quality, service and sanitation. As additional restaurants are opened, we intend to add qualified regional operations directors.

        Our restaurant management conducts quality control inspections twice a day. Our food ingredients are tested for quality, freshness, age and temperature. Menu items are also inspected for quality and presentation and we maintain a toll-free telephone number for customer feedback. We conduct bi-monthly guest surveys to monitor the level of guest satisfaction. Our divisional vice presidents of operations are directly responsible for ensuring that all customer comments are addressed.

        TRAINING. We conduct an initial ten-week training program for all of our restaurant managers and franchisees that focuses on restaurant operations. We continuously train company-owned restaurant managers through specialized training programs and regular meetings that emphasize the areas of leadership, quality of food preparation and service. Franchisees may participate in these training programs. We require our food handling personnel and alcohol serving employees to participate in an independent nationally-recognized training program to ensure the sanitary and responsible service of food and alcohol. We also conduct quarterly regional meetings and an annual national meeting of franchisees and company restaurant managers that focuses on continued training in marketing, new products, operating systems, site selection and other aspects of business management.

FRANCHISE PROGRAM

        GENERAL. As of October 3, 1999, we had 60 franchised restaurants operating primarily as Pizzeria Uno...Chicago Bar & Grill and five Uno Pizza take-out units operated by 32 franchisees located in 21 states, the District of Columbia, Puerto Rico and Seoul, Korea. We have dedicated significant resources to our franchise program and plan to continue to aggressively pursue domestic as well as selective international expansion opportunities. We expect to grant additional domestic and international franchises to qualified applicants with restaurant related operating experience and requisite financial resources. Historically, we granted franchises on a single unit basis. As part of our accelerated growth strategy, we are currently pursuing area development agreements with franchisees for the construction of multiple restaurants over time within specified geographic areas.

        SIGNIFICANT FRANCHISE DEVELOPMENTS. In fiscal 1998, we signed a master franchise agreement for the development of 22 Pizzeria Uno...Chicago Bar & Grill restaurants over a period of seven years in United Arab Emirates, Saudi Arabia, Egypt, Kuwait, Jordan, Oman, Qatar, Bahrain and Lebanon. In fiscal 1998, we also signed three additional agreements for the development of eight restaurants to be opened over approximately the next six years. In fiscal 1999, we signed area development agreements for the development of 10 restaurants in North Carolina and South Carolina over the next six and one-half years and 10 restaurants in southern New Jersey and Philadelphia over the next seven years.

        As we transitioned our company-owned restaurants into our new Pizzeria Uno...Chicago Bar & Grill concept, some of our franchisees have upgraded and redesigned their restaurants to be consistent with our new concept, but a number of our franchisees have not and are not achieving satisfactory operating results. Since the beginning of fiscal 1998, 21 of these franchised restaurants have closed. Although it is difficult to predict, by the end of fiscal 2001, we expect that an additional four to seven of these franchised restaurants will close.

        DEVELOPMENT AND FRANCHISE AGREEMENTS. We require new domestic franchisees to pay a non-refundable fee of $22,500 per restaurant that the franchisee commits to develop at the time a development agreement is signed. Of this amount, $17,500 is applied to the initial franchise fee for each restaurant committed to be developed. Our current franchise agreement also requires franchisees to pay an initial franchise fee of $35,000 per restaurant when the franchise agreement is signed and a continuing monthly royalty of 5% of gross restaurant sales, which does not include certain items such as tips, merchandise exchanging and returns to the manufacturer, but not less than $1,000 per month. Royalties and franchise fees for international franchises are negotiated on an individual basis. The royalties we received during fiscal 1999 averaged 4.25% of franchised restaurant sales. For certain existing franchisees we have a variable royalty plan that allows royalty rate reductions from contractual rates for those franchised restaurants meeting certain criteria. This variable royalty plan is available only to those franchised restaurants that do not achieve minimum sales levels during their first five years of operation in relation to their overall capital investment, including capitalized lease obligations. The minimum royalty rate under the variable royalty plan is 3% and ranges up to 5%. Eleven franchised restaurants currently qualify for some degree of royalty rate reduction under the variable royalty plan. The variable royalty plan is not currently offered to new franchisees.

        Our current franchise agreements have an initial term of 15 years with one ten year renewal period at the option of the franchisee, provided that the agreement has not previously been terminated by either party. As a condition of each renewal, we may require a franchisee to sign a revised franchise agreement and to make capital expenditures to renovate the restaurant, but we may not increase the continuing monthly royalty or charge a renewal fee.

        We retain the right to terminate a franchise agreement for a variety of reasons, including significant and willful understatement of gross receipts, failure to pay fees, material misrepresentation on an application for a franchise, or material breach or default under the franchise agreement, including failure to maintain our operating standards. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. We have the right to audit and receive certain monthly and annual financial and other information from franchisees. The franchise agreements generally prohibit us from granting competing franchises or opening competing restaurants within three miles of a franchised restaurant.

        TRAINING AND OVERSIGHT OF FRANCHISEES. Our initial training program for franchisees is similar to our training program for management trainees and employees in company-owned restaurants. In order to ensure uniform quality standards, we require franchisees to comply with our specifications as to space, design and decor, menu items, principal food ingredients and day-to-day operations, as set forth in our operations manual. Our executives or field-service personnel visit each franchise location, on average, at least four times per year. We receive weekly and monthly sales reports from our franchisees. In addition, we conduct random sales audits of all our franchisees on an ongoing basis.

        OUR LIMITED GUARANTEE OF EQUIPMENT AND LEASEHOLD FINANCING. We guarantee certain limited equipment and leasehold improvement financing to qualified franchisees through an agreement with an unaffiliated finance company. This program provides an aggregate of $25 million to our franchise system. Under this agreement, we guarantee financing provided by the finance company up to the greater of $2.5 million or 10% of the aggregate amount funded to qualified franchisees. At October 3, 1999, there were approximately $714,000 of loans outstanding to franchisees. We have also guaranteed up to a maximum of $400,000 of future lease payments in the event of default by a specific franchisee.

CONSUMER PRODUCTS

        We plan to continue to expand our consumer products business principally through the distribution of our Pizzeria Uno brand, Chicago-style deep-dish pizza, calzones, and other pizza products in hotels, movie theater chains, supermarkets, food courts and airports.

        We have established relationships with hotel chains, including Doubletree Hotels, for distribution of Pizzeria Uno brand pizzas and calzones to approximately 400 hotel locations. We also provide our Pizzeria Uno brand pizza products at the concession areas in approximately 80 movie theaters, including General Cinema. During fiscal 1998, we began providing Pizzeria Uno brand, Chicago-style, deep-dish pizza for sale by a concession at the George Bush Intercontinental Airport in Houston.

        Since fiscal 1993, we have been supplying frozen Pizzeria Uno brand, Chicago-style, deep-dish pizza to American Airlines for service on its domestic flights. We supplied American Airlines with approximately 1.2 million pizzas on their domestic flights during fiscal 1998, and during fiscal 1999 we supplied them with approximately 2.2 million pizzas. On July 1, 1999, American Airlines also began serving our pizza on selected international flights. We anticipate that American Airlines will serve approximately 1.4 million additional pizzas annually on these international flights.

        Several branded and private label tests are underway with additional airline, movie theater chains, hotel chains and major food service providers. We expect to continue to test other traditional and non-traditional distribution channels for our consumer products. Our consumer products operation, which represented approximately 5% of our sales during fiscal 1999, complements our restaurant business, increases our brand awareness and enables people to enjoy Pizzeria Uno products in a wide variety of locations and settings.

PURCHASING

        We negotiate directly with suppliers for all primary food ingredients and beverage products to ensure adequate supplies and to obtain competitive prices. We seek competitive bids from suppliers on most of our primary food ingredients on a periodic basis and no less than annually for each supplier. We approve suppliers of these ingredients and products and require our suppliers to adhere to our product specifications. Several of our key ingredients are proprietary. They are manufactured for us under private label and sold to authorized distributors for resale to company-owned restaurants and franchisees. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers. In March 1999, we entered into a fixed price cheese contract with our cheese supplier through December 1999 for our mozzarella cheese to help minimize our exposure from the volatility in the block cheese.

        The manager of each company-owned restaurant determines the quantities of food and beverage products required. We, along with our franchisees, purchase substantially all food and beverage products from authorized local or national distributors. In most cases, franchisees find it more economical to purchase these products from the same distributors servicing the company-owned restaurants in order to take advantage of volume discounts. In each of our markets, franchisees pay distributors the same price as we do for our company-owned restaurants. We do not derive any income from suppliers or distributors on sales to franchisees.

MANAGEMENT INFORMATION SYSTEMS

        We believe that our current management information systems infrastructure has the features and capacity to support our accelerated growth plan. All of our company-owned restaurants have personal computer and point-of-sale systems integrated with our centralized management information and accounting systems. We are able to monitor and control labor, food and other direct operating expenses, and maintain efficient and quality restaurant service with hourly guest traffic and sales volume forecasts for each restaurant. Our systems permit restaurant and company management to manage sales, cost of sales and product mix on a daily basis. We also have access to daily financial and operating data for every company-owned restaurant, which is an important tool in achieving attractive restaurant level economics.

        Financial controls are maintained through a centralized accounting system, which includes a sophisticated theoretical food cost program and a labor scheduling and tracking program. This system enables us to schedule appropriate wait staff and kitchen personnel for our restaurant guests. Physical inventories of food and beverage items are taken on a weekly basis.

MARKETING AND ADVERTISING

        Our advertising is intended to increase our brand awareness, attract new guests and build customer loyalty. We rely primarily on radio, direct mail and print advertising. Our advertising strategy is designed to promote the quality and variety of our menu items.

        Through an advertising cooperative fund, we prepare regional and local advertising materials and also produce menus and promotional programs for both franchised and company-owned restaurants. Franchisees are required to contribute a fee of up to 1.0% of franchised restaurant sales to the advertising cooperative fund. One-half of this fee is credited to the franchisee for local marketing and advertising conducted by the franchisee. We contribute an equal percentage of sales of each company-owned restaurant to the advertising cooperative fund. Except for the materials we prepare and distribute through the advertising cooperative fund, franchisees, with our support, are responsible for the implementation of advertising and marketing for their respective restaurants, subject to adherence to our established guidelines. In addition, our franchise agreements require franchisees to spend at least 2% of franchised restaurant sales each year on local advertising and public relations.

        For fiscal 1999, we spent approximately $5.1 million or 2.4% of restaurant and consumer product sales on advertising and marketing, which includes the 1.0% fee we contribute to the advertising cooperative fund for company-owned restaurants.

COMPETITION

        The restaurant business is highly competitive with respect to price, service, food quality, ambiance, and overall dining experience. Our competitive position is often affected by changes in consumer tastes, preferences and discretionary spending patterns, economic conditions and population and traffic patterns. There is also intense competition for real estate sites, personnel and qualified franchisees. We compete within each market with full-service casual dining restaurants, which may be locally-owned, as well as with national and regional restaurant chains. Some of our competitors operate more restaurants and have greater financial resources and longer operating histories.

EMPLOYEES

        As of October 3, 1999, we had approximately 6,435 employees, 102 of whom were corporate personnel and 411 of whom were field service or restaurant managers and trainees. The remaining employees were restaurant personnel, many of whom were part-time. Of the 102 corporate employees, 36 were in management positions and 66 were general office employees.

        We consider our relations with our employees to be good. Generally, our employees are not covered by collective bargaining agreements except for those employees working in three of our restaurants in urban Chicago who are members of the Hotel Employees and Restaurant Employees International Union of the AFL-CIO, and with whom we are subject to a collective bargaining agreement through November 30, 1999. We are currently in negotiations for a new collective bargaining agreement that we anticipate will be ratified in early calendar 2000 and do not anticipate any adverse working conditions in the interim.

TRADEMARKS

        We regard our trademarks and service marks as having significant value and as being an important factor in the marketing of our products. Our most significant marks include "Uno," "Pizzeria Uno," "Pizzeria Due," and "Pizzeria Uno...Chicago Bar & Grill." The registrations of our significant marks are subject to renewal at various times from 2000 to 2008. We intend to renew our registration of our marks prior to their expiration. Our policy is to pursue registration of our marks whenever possible and to oppose strenuously any infringement of our marks. We have also initiated efforts toward international trademark registration in support of our plan to expand into international markets. We have received one trademark registration in Korea, where we have a development agreement with an existing area licensee, and have received several other international trademark registrations. In Korea, Pakistan, Indonesia, the United Arab Emirates and other countries in the Middle East, and other countries, we have sought registration of a variety of marks, including "Pizzeria Uno" and "Pizzeria Uno...Chicago Bar & Grill."


GOVERNMENT REGULATION

         GENERAL. Various federal, state and local laws affect our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, building, zoning, safety, fire, and alcoholic beverage control agencies in the state or municipality in which the restaurant is located. These licensing and regulation matters relate to environmental, building, construction and zoning requirements, and the preparation and sale of food and alcoholic beverages. Difficulties or failures in obtaining the required licenses or approvals and compliance with application regulations could delay or prevent the development of a new restaurant at a particular location.

         Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. Significant numbers of hourly personnel at our restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect us as well as the restaurant industry in general. We are subject to the Americans With Disabilities Act of 1990, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency.

         ALCOHOLIC BEVERAGE CONTROL REGULATIONS. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control, and handling, storage and dispensing of alcoholic beverages.

         DRAM SHOP STATUTES. We may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance.

         FRANCHISING LAWS. We are also subject to federal and a substantial number of state laws regulating the offer and sale of franchises. These laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises. These laws often also apply substantive standards to the relationship between franchisor and franchisee and limit the ability of a franchisor to terminate or refuse to renew a franchise.

         HEALTH AND SAFETY LAWS. We are subject to the rules and regulations of various federal, state and local health agencies, including the United States Food and Drug Administration and the United States Department of Agriculture. The FDA specifies standards for nutritional content claims and health claims made in connection with food items offered in our restaurants. The FDA also prescribes the format and content of nutritional information required to appear on labels of certain products, including our line of fresh and frozen items sold through supermarkets.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers and their ages are as follows:


NAME                                  AGE        POSITION                       DIRECTOR SINCE
----                                  ---        --------                       --------------

Aaron D. Spencer..................     68    Chairman and Director                1979
Craig S. Miller...................     50    President, Chief Executive           1985
                                             Officer and Director
Paul W. MacPhail..................     36    Executive Vice President,            1999
                                             Chief Operating Officer
                                             and Director
Robert M. Brown...................     52    Executive Vice President             ---
Alan M. Fox.......................     52    Executive Vice President,            ---
                                             President - Uno Foods Inc.
Mark A. Jones.....................     47    Senior Vice President -              ---
                                             Development
Larry J. Reeher...................     52    Senior Vice President -              ---
                                             Human Resources
Robert M. Vincent.................     47    Senior Vice President -              ---
                                             Finance, Chief Financial
                                             Officer and Treasurer
Holly J. Young....................     46    Senior Vice President -              ---
                                             Marketing


         The following is additional information regarding each of our executive officers:

         Aaron D. Spencer, our founder, has been Chairman of the Board since 1986 and previously served as our President until 1986 and as our Chief Executive Officer until September 29, 1996. Mr. Spencer has 33 years of experience in the restaurant industry. He was the founder and owner of our predecessor, which operated a chain of 24 Kentucky Fried Chicken franchised restaurants at the time the restaurants were sold.

         Craig S. Miller has been our President since 1986 and was appointed Chief Executive Officer on September 30, 1996. From 1986 to December 1998, he also served as our Chief Operating Officer. From 1984 to 1986, Mr. Miller served as one of our Vice Presidents and then as Executive Vice President. Prior to 1984, he spent 11 years with the General Mills, Inc. restaurant subsidiary, including four years in various executive capacities with Casa Gallardo Mexican restaurants and six years with the Red Lobster restaurant chain.
Mr. Miller has a total of 31 years of experience in the restaurant industry.

         Paul W. MacPhail was appointed Executive Vice President and Chief Operating Officer on December 1, 1998. Mr. MacPhail served as Senior Vice President-Operations from January 1997 to November 1998. From October 1994 to January 1997, he served as Divisional Vice President-Operations and from November 1992 to October 1994, he served as a Regional Director of Operations. From 1990 to 1992, Mr. MacPhail served as a General Manager and Senior Operations Manager. Prior to joining us, Mr. MacPhail served for eight years as a general manager with Ground Round, Inc. Mr. MacPhail has a total of 15 years of experience in the restaurant industry.

         Robert M. Brown was appointed Executive Vice President on November 30, 1999 and was our Senior Vice President-Administration from 1997 to 1999. He was Senior Vice President-Finance from 1988 until 1997 and served as our Chief Financial Officer and Treasurer from 1987 to 1997. From 1987 to 1988, he was our Vice President-Finance. Prior to joining us, from 1984 to 1987, he served as vice president, treasurer and chief financial officer of the waste management subsidiary of Genstar Corporation and was employed by SCA Services, Inc. from 1980 to 1984, most recently as assistant controller. He is a certified public accountant and has worked in accounting and finance, since 1969.

         Alan M. Fox was appointed Executive Vice President on November 30, 1999 and has been our President of Uno Foods, Inc., our subsidiary responsible for consumer products distribution, since 1990. From 1990 to 1999, Mr. Fox was our Senior Vice President-Purchasing. Mr. Fox served as Senior Vice President-Purchasing and Development from 1989 to 1990, and served as Vice President of Purchasing from 1988 to 1989. Prior to joining us, from 1971 to 1988, Mr. Fox served as vice president-purchasing at Worcester Quality Foods, Inc., a wholesale food service distributor. Mr. Fox has a total of 27 years of experience in the restaurant and food service industries.

         Mark A. Jones was appointed Senior Vice President-Development in October 1999. Prior to joining us, Mr. Jones served for 20 years for Darden Restaurants in a variety of positions. From 1992 to 1998 he was the vice president of market development and real estate and from 1987 to 1992 he was the vice president of construction and facilities. Mr. Jones served as the director of construction from 1986 to 1987 and as the national manager of new designs and remodels from 1982 to 1986. Prior to that he was the manager of expansion and remodeling from 1979 to 1982. Mr. Jones has a total of 20 years of experience in the restaurant industry.

         Larry J. Reeher has been our Senior Vice President-Human Resources since May 1999. Prior to joining us, Mr. Reeher served as vice president-human resources for the Krystal Company from 1995 to 1999 and as executive vice president-human resources for Gardner Merchant Food Services, Inc. from 1988 to 1995. From 1986 to 1988, Mr. Reeher served as director of personnel at Foodmaker, Inc. and from 1984 to 1986, as manager of human resources/vice president of Cal Fed, Inc. From 1977 to 1984, Mr. Reeher served in a variety of human resources positions at Denny's, Inc. and from 1975 to 1977, he was employed at Southwest Florida Water Management District. Mr. Reeher has 22 years of human resource experience in the restaurant industry.

         Robert M. Vincent has been our Senior Vice President-Finance, Chief Financial Officer and Treasurer, since July 1997. Prior to that, he served as Vice President-Finance and Controller from November 1992 to June 1997. From April 1992 to October 1992, he served as our Controller. Prior to joining us, Mr. Vincent served as chief financial officer and vice president-finance at Omega Corporation from 1988 to 1992, and vice president-finance at Boston Restaurant Associates from 1985 to 1988. From 1976 to 1985, Mr. Vincent worked at Ogden Corporation in a variety of finance positions. Mr. Vincent has 22 years experience in accounting and finance.

         Holly J. Young was appointed Senior Vice President-Marketing in August 1999. Ms. Young was the vice president-marketing for John Harvard's Brew House from 1996 to 1999. From 1994 to 1995, she served as vice president-marketing for Ground Round, Inc. and from 1992 to 1994, as the senior vice president-marketing for Chi-Chi's, Inc. From 1989 to 1991, she served as senior vice president-marketing for Metromedia Steakhouses, Inc. and from 1987 to 1989, as the vice president-marketing for TGI Friday's, Inc. From 1986 to 1987, she was the director of marketing at S&A Restaurants Corp. Prior to that, Ms. Young worked in the advertising industry in a variety of positions from 1978 to 1986. Ms. Young has a total of 13 years of marketing experience in the restaurant industry.

       See also "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT," "ITEM 11. EXECUTIVE COMPENSATION," "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 2.  PROPERTIES

RESTAURANT LOCATIONS. As of October 3, 1999, we leased 81 and owned 18 of our restaurant locations. The leases for company-owned restaurants typically have initial terms of 20 years with certain renewal options and provide for a base rent plus real estate taxes, insurance and other expenses, plus additional percentage rents based on revenues of the restaurant. One of our company-owned restaurants in Boston, Massachusetts is located on the first floor of a six story office building owned by Aaron D. Spencer, our Chairman. All of our franchised restaurants are in space leased from parties unaffiliated with us. Franchised restaurant leases typically have lease terms through the initial term of the franchise agreements.

PRODUCTION PLANT. We own an approximately 38,000 square foot production plant in Brockton, Massachusetts. The production plant produces frozen products for service aboard American Airlines flights, and at concession areas in theaters and hotels, as well as fresh, refrigerated pizzas that are sold in approximately 1,000 supermarkets throughout New England. This facility provides sufficient capacity to support double the level of sales achieved in fiscal 1999.

EXECUTIVE OFFICES. Our executive offices are located in two adjacent buildings in West Roxbury, Massachusetts. The first, a three-story building owned by Charles Park Road, LLC, a Massachusetts limited liability company owned by Aaron
D. Spencer, our Chairman, and his two adult children, is leased to us pursuant to a ten-year lease, commencing on March 30, 1987, with an option to renew for an additional five-year term. Currently we are in the five-year option term. We also lease the adjacent facility, a two-story building owned by Charles Park Road, LLC, pursuant to a 15-year lease with the option to renew for three additional five-year periods. This lease commenced on February 1, 1990. The two buildings consist of approximately 25,000 square feet and house our executive, administrative and clerical offices.

         We also own a 12,000 square foot warehouse/training facility in Norwood, Massachusetts. A portion of this facility contains classrooms and is currently being used for the training and instruction of restaurant management trainees. The remainder of the building is warehouse space.

ITEM 3.  LEGAL PROCEEDINGS

         As of the date of this Annual Report on Form 10-K, we are not party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

       The Company's Common Stock, $.01 par value, is listed on the New York Stock Exchange under the symbol "UNO." The table below sets forth the range of high and low sales prices on the New York Stock Exchange for the period from September 29, 1997 to October 3, 1999, adjusted for the 10% stock dividend declared on November 30, 1999, to be paid on December 23, 1999 to shareholders of record on December 13, 1999:


                                                         COMMON STOCK
                                                            PRICE
                                                      -----------------
                                                      HIGH          LOW
FISCAL YEAR ENDED SEPTEMBER 27, 1998

First Quarter                                           $6.818       $5.682
Second Quarter                                          $6.705       $5.284
Third Quarter                                           $6.989       $6.364
Fourth Quarter                                          $6.932       $5.227

FISCAL YEAR ENDED OCTOBER 3, 1999

First Quarter                                           $6.648       $5.284
Second Quarter                                          $7.614       $6.136
Third Quarter                                           $7.955       $6.250
Fourth Quarter                                         $13.466       $8.011



NUMBER OF STOCKHOLDERS

       As of October 3, 1999, there were approximately 2,200 beneficial owners of the Company's Common Stock.

DIVIDENDS

         We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance our future development and growth. We may reconsider this policy from time to time in light of conditions then existing, including our earnings performance, financial condition and capital requirements. We are subject to various financial and operating covenants, including limitations on the payments of cash dividends under our $55 million credit facility.

         On November 30, 1999 our board of directors declared a 10% stock dividend on the outstanding shares of our common stock. The stock dividend will be payable on December 23, 1999 to shareholders of record as of December 13, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         FISCAL YEAR ENDED
                                                           (Amounts in thousands, except per share data)

                                                       Oct. 3     Sept. 27    Sept. 28    Sept. 29     Oct. 1
                                                        1999        1998        1997        1996        1995
                                                        ----        ----        ----        ----        ----
                                                     53 weeks

 INCOME STATEMENT DATA:


 REVENUES
  Restaurant sales....................................  $198,560    $177,343    $164,389    $159,581    $146,100
  Consumer product sales..............................    10,568       9,384       9,115       8,351       8,477
                                                           5,105       4,549       4,516       4,209       4,129
                                                        --------    --------    --------    --------    --------
    Franchise income..................................   214,233     191,276     178,020     172,141     158,706


 COSTS AND EXPENSES
  Cost of food and beverages..........................    54,683      48,567      43,994      44,064      39,420
  Labor and benefits..................................    64,700      58,139      54,183      51,868      47,377
  Occupancy costs.....................................    29,199      27,988      27,045      26,339      22,925
  Other operating costs...............................    18,333      18,086      16,067      15,890      13,583
  General and administrative..........................    16,629      13,661      13,384      12,155      11,229
  Depreciation and amortization.......................    12,702      12,183      12,469      12,964      10,795
  Special charges.....................................                             4,000       3,937
                                                        --------    --------    --------    --------    --------
                                                         196,246     178,624     171,142     167,217     145,329
                                                        --------    --------    --------    --------    --------

 OPERATING  INCOME....................................    17,987      12,652       6,878       4,924      13,377

 INTEREST AND OTHER EXPENSE...........................     3,139       3,661       2,827       2,481       1,944
                                                        --------    --------    --------    --------    --------

 INCOME BEFORE INCOME TAXES...........................    14,848       8,991       4,051       2,443      11,433
  Provision for income taxes..........................     5,048       2,968       1,378         757       4,230
                                                        --------    --------    --------    --------    --------

 INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE.....................     9,800       6,023       2,673       1,686       7,203
 Cumulative effect of change in accounting principle
 for pre-opening costs, net of income tax benefit of
 $313.................................................                   636
                                                        --------    --------    --------    --------    --------

 NET INCOME...........................................   $ 9,800     $ 5,387     $ 2,673     $ 1,686     $ 7,203
                                                         =======     =======     =======     =======     =======

 NET INCOME PER COMMON SHARE:
  Income before cumulative effect of change in
 accounting principle.................................   $  0.87     $  0.50     $  0.20     $  0.12     $  0.54
  Cumulative effect of change in accounting principle.                 (0.05)
                                                        --------    --------    --------    --------    --------

 Basic net income per common share....................   $  0.87     $  0.45     $  0.20     $  0.12     $  0.54
                                                         =======     =======     =======     =======     =======
 Diluted net income per common share..................   $  0.84     $  0.45     $  0.20     $  0.12     $  0.53
                                                         =======     =======     =======     =======     =======


 WEIGHTED-AVERAGE SHARES
 OUTSTANDING
  Basic...............................................    11,313      11,960      13,146      13,963      13,286
                                                          ======      ======      ======      ======      ======
  Diluted.............................................    11,610      12,025      13,209      14,032      13,600
                                                          ======      ======      ======      ======      ======


         Franchised restaurants which have upgraded and redesigned their restaurants to conform with, or opened as, our Pizzeria Uno...Chicago Bar & Grill concept are included in the table below for all periods presented. Franchised restaurants which have not upgraded and redesigned are included under the caption "Other" for all periods presented. The information under Average Annual Restaurant Sales and Comparable Restaurant Sales Change, under the caption "Other", only includes those franchised restaurants which have not upgraded and redesigned. The table does not include quick-service units, our SuCasa Mexican restaurant in Chicago or our former Bay Street Grill restaurants.



                                                                           FISCAL YEAR ENDED
                                                          (Amounts in thousands, except number of restaurants)
                                                        Oct. 3    Sept. 27      Sept. 28      Sept. 29       Oct. 1
                                                         1999       1998           1997         1996          1995
                                                       ---------  ---------     ---------     ---------     ---------
OPERATING DATA:                                        53 weeks

NUMBER OF RESTAURANTS
FULL-SERVICE PIZZERIA UNO...CHICAGO BAR & GRILL
Company-owned ...................................          98            94            92            86            79
Franchised ......................................          47            42            39            35            33

OTHER

Company-owned ...................................           1             3             5             6             8
Franchised ......................................          18            24            30            32            28
                                                           --            --            --            --            --

TOTAL AT YEAR END ...............................         164           163           166           159           148
                                                          ===           ===           ===           ===           ===

SYSTEM-WIDE RESTAURANT SALES
FULL-SERVICE PIZZERIA UNO...CHICAGO BAR & GRILL
Company-owned ...................................   $ 196,353     $ 174,716     $ 160,045     $ 151,178     $ 136,659
Franchised ......................................      92,645        75,338        68,861        60,816        55,916

OTHER

Company-owned ...................................       2,207         2,627         4,344         8,403         9,441
Franchised ......................................      25,798        30,212        33,986        35,273        36,529
                                                       ------        ------        ------        ------        ------

TOTAL ...........................................   $ 317,003     $ 282,893     $ 267,236     $ 255,670     $ 238,545
                                                    =========     =========     =========     =========     =========

AVERAGE RESTAURANT SALES
FULL-SERVICE PIZZERIA UNO...CHICAGO BAR & GRILL
Company-owned ...................................   $   1,972     $   1,854     $   1,818     $   1,846     $   1,925
Franchised ......................................       2,002         1,881         1,858         1,819         1,862

OTHER                                                   1,132         1,207         1,199         1,223         1,231

Franchised.......................................

COMPARABLE RESTAURANT SALES CHANGE
FULL-SERVICE PIZZERIA UNO...CHICAGO BAR & GRILL
Company-owned ...................................         6.1%          1.3%         (1.7%)        (1.3%)         3.3%
Franchised ......................................         5.0%          1.8%          0.7%         (1.1%)         4.0%

OTHER

Franchised ......................................        (5.5%)        (5.1%)        (2.9%)        (1.0%)         0.3%

BALANCE SHEET DATA:


Total assets ....................................   $ 149,612     $ 143,195     $ 143,732     $ 135,065     $ 125,260
Long-term debt, net of current portion ..........      31,612        38,676        42,516        37,085        21,750
Capital lease obligations, net of current portion         489           666           867         1,056           749
Treasury stock ..................................      26,826        22,616        19,877        10,653         2,900
Total shareholders' equity ......................      80,979        73,669        70,880        77,136        83,127


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's income statements and operating data for the periods indicated:


                                                          53 Weeks      52 Weeks        52 Weeks
                                                            Ended         Ended           Ended
                                                          10/03/99       9/27/98         9/28/97
                                                          --------       -------         -------

REVENUES:
 Restaurant sales.................................         92.7%          92.7%           92.4%
 Consumer product sales...........................          4.9            4.9             5.1
 Franchise income.................................          2.4            2.4             2.5
                                                         ------         -------         -------
  Total ..........................................        100.0          100.0           100.0


COSTS AND EXPENSES:
 Cost of food and beverages (1)...................         26.1           26.0            25.4
 Labor and benefits (1)...........................         30.9           31.1            31.2
 Occupancy costs (1)..............................         14.0           15.0            15.6
 Other operating costs (1)........................          8.8            9.7             9.3
 General and administrative.......................          7.8            7.1             7.5
 Depreciation and amortization(1).................          6.1            6.5             7.2
 Special charges (1)..............................                                         2.3

OPERATING INCOME..................................          8.4            6.6             3.9

INTEREST AND OTHER EXPENSE........................         (1.5)          (1.9)           (1.6)
                                                         -------         ------          ------

INCOME BEFORE INCOME TAXES........................          6.9            4.7             2.3
Provision for income taxes........................          2.3            1.6              .8
                                                         -------        -------         -------
INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE................          4.6            3.1             1.5
Cumulative effect of change in
 accounting principle for
 pre-opening costs, net of income
 tax benefit .....................................                          .3
                                                         -------        -------          ------
NET INCOME .......................................          4.6%           2.8%            1.5%
                                                         =======        =======          ======


(1) Percentage of restaurant and consumer product sales

FISCAL YEAR ENDED OCTOBER 3, 1999 (53 WEEKS) COMPARED TO FISCAL YEAR ENDED SEPTEMBER 27, 1998 (52 WEEKS)

TOTAL REVENUES. Total revenues increased 12.0% to $214.2 million in fiscal 1999 from $191.3 million in fiscal 1998.

RESTAURANT SALES. Company-owned restaurant sales for the period rose 12.0% to $198.6 million from $177.3 million in fiscal 1998 due primarily to a 6.1% increase in comparable store sales. Average weekly sales, which includes sales at comparable stores as well as new restaurants, increased 6.4% over the prior year, as the latest variation of our new prototype restaurants (P5) generated sales volumes approximately 10% higher than our non-prototype restaurant average. Growth in operating weeks of full-service Pizzeria Uno ... Chicago Bar & Grill restaurants increased by 5.7% resulting from the addition of five restaurants during fiscal 1999.

CONSUMER PRODUCT SALES. Consumer product sales increased 12.6% to $10.6 million in fiscal 1999 from $9.4 million in fiscal 1998. Sales in the contract food service category grew 38.0%, primarily as a result of increased shipments to American Airlines, including initial shipments for new service on American Airlines international flights, and hotel accounts. Sales in the supermarket category decreased 18.8% over the same period last year as a 7.5% increase in Pizzeria Uno branded sales to retail grocers was offset by the elimination of a large international account and a reduction in wholesale club store sales.

FRANCHISE INCOME. Franchise income, which includes royalty income and initial franchise fees, increased 12.2% to $5.1 million from $4.5 million in fiscal 1998. Royalty income increased 12.0% to $4.9 million in fiscal 1999 from $4.4 million in fiscal 1998. The increase in royalty income was primarily due to an 8.1% increase in average weekly sales for full-service franchised restaurants. Franchise fees of $160,000 were recorded for fiscal 1999 compared to $133,000 for fiscal 1998. Eight full-service franchise restaurants opened and 11 full-service franchise restaurants closed during fiscal 1999, including 10 non-Chicago Bar & Grill restaurants.

COST OF FOOD AND BEVERAGES. Cost of food and beverage as a percentage of restaurant and consumer product sales increased to 26.1% for fiscal 1999 compared to 26.0% for the same period last year. This increase was due in part to cost increases associated with the company-wide rollout of the new menu initiative and slightly higher cheese costs, which were partially offset by modest menu price increases during the year. In March 1999 we entered into a fixed price cheese contract with our cheese supplier for our mozzarella cheese to help minimize our exposure from the volatility in the block cheese market which reached record heights during the summer months.

LABOR AND BENEFITS. Labor costs as a percentage of restaurant and consumer product sales, were down slightly to 30.9% in fiscal 1999 from 31.1% in fiscal 1998 as an increase in the average wage rate was absorbed by a higher check average and lower consumer product labor expense.

OCCUPANCY COSTS. Occupancy costs as a percentage of restaurant and consumer product sales declined to 14.0% in fiscal 1999 from 15.0% in fiscal 1998 due to sales leverage gains.

OTHER OPERATING COSTS. Other operating costs as a percentage of restaurant and consumer product sales declined to 8.8% in fiscal 1999 from 9.7% in fiscal 1998 due to lower advertising and pre-opening expense.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of total revenues increased to 7.8% in fiscal 1999 from 7.1% in fiscal 1998. This increase was primarily due to higher incentive compensation expense as a result of the company's strong performance, and increased legal and professional expense.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense as a percentage of restaurant and consumer product sales was down to 6.1% in fiscal 1999 compared to 6.5% in fiscal 1998 due to sales leverage gains.

OPERATING INCOME. Operating income for fiscal 1999 was $18.0 million, which represents an operating margin of 8.4%. Operating income for fiscal 1998 was $12.7 million, which represents an operating margin of 6.6%.

INTEREST AND OTHER EXPENSE. Interest and other expense decreased to $3.1 million, or 1.5% of total revenues in fiscal 1999 from $3.7 million, or 1.9% of total revenues in fiscal 1998. Interest expense decreased to $3.2 million in fiscal 1999 from $3.5 million in fiscal 1998 due to a slightly lower borrowing rate and a lower debt level.

PROVISION FOR INCOME TAXES. The effective tax rate increased in fiscal 1999 to 34% from 33% in fiscal 1998 due to higher pre-tax profits that shifted us into a higher tax bracket and the diminished impact of tax credits, which remained relatively consistent from fiscal 1998, being applied against a higher pre-tax income amount.

NET INCOME. Net income increased to $9.8 million in fiscal 1999 from $5.4 million in fiscal 1998 based on the factors noted above, as 1998 results reflect the adoption of SOP 98-5 "Reporting on the Costs of Start-up Activities." The cumulative effect of this change in accounting principle was $636,000, net of income taxes.


FISCAL YEAR ENDED SEPTEMBER 27, 1998 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 28, 1997

TOTAL REVENUES. Total revenues increased 7.4% to $191.3 million in fiscal 1998 from $178.0 million in fiscal 1997.

RESTAURANT SALES. Company-owned restaurant sales increased 7.9% to $177.3 million from $164.4 million in fiscal 1997, due primarily to a 7.0% increase in operating weeks of full-service Pizzeria Uno...Chicago Bar & Grill restaurants resulting from the addition of four restaurants during the fiscal year. Comparable store sales for the fiscal year ended September 27, 1998 increased by 1.3%, while average weekly sales, which includes sales at comparable stores as well as new restaurants, were 2.0% above the prior year. Sales levels for our latest variations of new prototype restaurants, of which there were seven open during the fiscal year, were 14% above our company-owned restaurant average for the year, partially due to increased sales volumes associated with the honeymoon period following a new restaurant opening.

CONSUMER PRODUCT SALES. Consumer product sales increased 3.0% to $9.4 million in fiscal 1998 from $9.1 million in fiscal 1997. Sales in the food service category increased significantly as sales to hotel chains increased approximately 117.8% during fiscal 1998. The expansion of movie theater programs and a non-branded program with a national restaurant chain have contributed to our growth in the food service category. Sales volumes decreased in the fresh refrigerated and wholesale club categories as the competition for shelf space has intensified and the presence of fresh prepared food venues has proliferated over the last several years. We continued to test several branded and private label products with various movie theater chains, hotel chains and other food service providers.

FRANCHISE INCOME. Franchise income increased 0.7% to $4.5 million in fiscal 1998. Royalty income increased 1.9% in fiscal 1998, as average weekly sales increased by 2.3%. Operating weeks were essentially flat compared to last year, as five new full-service restaurants opened and eight non-Chicago Bar & Grill full-service restaurants closed in fiscal 1998. Initial franchise fees totaled $133,000 for fiscal 1998 compared to $183,000 in fiscal 1997.

COST OF FOOD AND BEVERAGES. Cost of food and beverages as a percentage of restaurant and consumer product sales increased to 26.0% in fiscal 1998 from 25.4% in fiscal 1997. This increase primarily reflects higher cheese costs and cost increases associated with the system-wide rollout of our new menu initiative.

LABOR AND BENEFITS. Labor and benefits as a percentage of restaurant and consumer product sales decreased slightly to 31.1% in fiscal 1998 from 31.2% in fiscal 1997, as an increase in the average hourly wage rate and increasing salaries for entry level managers were offset by productivity gains in restaurant operations and lower benefits expense.

OCCUPANCY COSTS. Occupancy costs as a percentage of restaurant and consumer product sales decreased to 15.0% in fiscal 1998 from 15.6% in fiscal 1997 due to sales leverage gains and lower security expense.

OTHER OPERATING COSTS. Other operating costs as a percentage of restaurant and consumer product sales increased to 9.7% in fiscal 1998 from 9.3% in fiscal 1997, primarily due to $938,000 of pre-opening costs. Previously, in fiscal 1997, these costs were included in the depreciation and amortization category.

GENERAL AND ADMINISTRATIVE. General and administrative expenses as a percentage of total revenues decreased to 7.1% in fiscal 1998 from 7.5% in fiscal 1997. This decrease was due to leverage gains associated with higher sales volumes.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses as a percentage of restaurant and consumer product sales decreased to 6.5% in fiscal 1998 from 7.2% in fiscal 1997, due to the change in accounting for pre-opening amortization. Excluding this accounting change, depreciation and amortization expense would have been down 0.2% as a percentage of restaurant and consumer product sales due to sales leverage gains.

SPECIAL CHARGES. In fiscal 1997 we recorded special charges in the amount of $4.0 million, consisting of an asset impairment charge of $3.3 million and restaurant closing costs of $700,000. The $3.3 million asset impairment charge was recorded to reflect a decrease in the carrying value of equipment and improvements at leased properties for two full-service Pizzeria Uno...Chicago Bar & Grill restaurants to their fair market value and resulted from weak operating results and negative cash flow. The restaurant closure costs represent remaining minimum lease payments of one full-service Pizzeria Uno...Chicago Bar & Grill restaurant which was closed during fiscal 1997.

OPERATING INCOME. Operating income was $12.7 million which represents an operating margin of 6.6% for fiscal 1998. For fiscal 1997, operating income was $6.9 million which represents an operating margin of 3.9%. Fiscal 1997 operating income, exclusive of the special charges, was $10.9 million which represents an operating margin of 6.1%. The improvement in operating income and operating margin in fiscal 1998 was primarily due to sales leverage gains in occupancy, depreciation and overhead cost categories.

INTEREST AND OTHER EXPENSE. Interest and other expense increased to $3.7 million or 1.9% as a percentage of total revenues in fiscal 1998 from $2.8 million or 1.6% of total revenues in fiscal 1997. This increase was principally due to higher interest expense associated with the increased level of debt due to the repurchase of 1.3 million shares under our "Dutch Auction" tender offer in 1997.

PROVISION FOR INCOME TAXES. The effective income tax rate decreased to 33.0% for fiscal 1998 from 34% in fiscal 1997, primarily due to the impact of permanent items, which remained consistent in fiscal 1998, being applied against a higher pre-tax income amount.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. In fiscal 1998 we elected to adopt the provisions of SOP 98-5 "Reporting the Costs of Start-up Activities," which requires that pre-opening costs be expensed as incurred. In accordance with SOP 98-5, the adoption of this principle is reported as a cumulative effect of a change in accounting and is recognized in the first quarter of fiscal 1998. The cumulative effect of the change in accounting net of applicable taxes was $636,000, or $0.06 per share on a diluted basis.


LIQUIDITY AND SOURCES OF CAPITAL


         The following table presents a summary of our cash flows for the fifty-three weeks ended October 3, 1999 (in thousands).



         Net cash provided by operating activities           $24,764
         Net cash used in investing activities               (16,130)
         Net cash used in financing activities                (9,912)
                                                             --------

         Decrease in cash                                    $(1,278)


         Historically, we have leased most of our restaurant locations and pursued a strategy of controlled growth, financing our expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. During the fifty-three weeks ended October 3, 1999, our investment in property, equipment and leasehold improvements was $18.9 million.

         In fiscal 1999, we opened five restaurants in our existing markets. In fiscal 2000, we currently expect to open approximately 13 to 15 restaurants. We project that the average cash investment required in fiscal 2000 to open a full-service Pizzeria Uno...Chicago Bar and Grill restaurant, excluding land and pre-opening costs, will be approximately $1.6 million. The expected capital expenditures for fiscal 2000 are estimated to be approximately $30.0 million of which approximately $22.0 million is expected to be expended for the opening of new restaurants.

         As of October 3, 1999, we had outstanding indebtedness of $30.9 million under our $55 million credit facility, $666,000 in capital lease obligations and $4.6 million under our mortgage financing. Advances under the revolving credit facility will accrue interest at the lender's prime rate plus 0-50 basis points, or alternatively, 100-175 basis points above LIBOR, depending upon our level of indebtedness. We anticipate using the revolving credit facility in the future for the development of additional restaurants and for working capital.

         In September 1998, our board of directors authorized the repurchase of 1,100,000 shares of our common stock through a "Dutch Auction" tender offer. The terms of the tender offer provided that we would purchase up to 1,100,000 shares (subject to increase under certain circumstances) of our common stock at prices, not in excess of $6.36 nor less than $5.23 per share, specified by tendering stockholders. On October 30, 1998, we completed the repurchase of 302,193 shares at a price of $6.36 per share. The total number of shares purchased represented approximately 3% of the shares outstanding at the time. We used a portion of our $55 million credit facility to purchase the shares tendered.

         On April 14, 1999, the board of directors extended the previous 1,100,000 share repurchase program announced on April 22, 1998, for an additional twelve months. To date under this authorization, we have repurchased 704,270 shares, of which 339,185 have been purchased during fiscal 1999.

        On September 9, 1999 we filed a registration statement for a proposed public offering of 2,000,000 shares of common stock with the Securities and Exchange Commission. The proposed public offering included 1,000,000 company shares and 1,000,000 shares from an existing shareholder. On November 3, 1999 we withdrew the offering due to overall market volatility and the current share price of our common stock.

         We believe that existing cash balances, cash generated from operations and borrowings under our revolving line of credit will be sufficient to fund our capital requirements for the foreseeable future.

         We are currently obligated under 98 leases, including 95 leases for Company-owned restaurants, two leases for our executive offices and one lease for a mill shop. We are currently negotiating the renewal of a lease for an office building containing one of our restaurants and continue to pay rent on a tenancy at will basis in the interim.

YEAR 2000 COMPLIANCE

         The Year 2000 problem is a result of computer programs being written using two digits rather than four to define the applicable year. Any of our programs that have time sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations using existing software. We completed an assessment of our computer systems to identify the systems that could be affected by the "Year 2000" issue and developed and implemented a compliance plan to resolve any issues. We have executed our current plan and believe that we are fully "Year 2000" compliant. However, if unanticipated problems arise from systems or equipment, there could be material adverse effects on the Company's consolidated financial position, results of operations and cash flows.

         In addition to the assessment of in-house computer systems, we have assessed the readiness of our vendors, franchise partners and non-information technology equipment for the Year 2000 issue. In terms of our most critical needs, we have received assurances from our major food distributor and our credit card processor that their systems are Year 2000 compliant. We distributed questionnaires to our other business-critical vendors and franchise partners to assess their Year 2000 readiness. We have received assurances from all of our key relationships that they are Year 2000 compliant. We have determined that the most likely worst case scenario would be our inability to acquire food supplies from our food service distributors. We have made arrangements to have adequate inventory on-hand to provide service until an alternative source of supplies becomes available. We believe our operations will not be significantly disrupted if other third parties with whom we have relationships are not Year 2000 compliant. We believe that we will not have any material liability to third parties as a result of any potential noncompliance with Year 2000 issues.

         Contingency plans have been developed in the event that there are interruptions critical to our on-going restaurant operations due to the Year 2000 issue. These plans include, but are not limited to, having adequate inventory on-hand to provide service until alternative sources become available, and replacing certain electronic applications with manual processes to provide basic restaurant services. No contingency plans have been developed for the loss of key public services, including gas and electric utilities.

         We have expensed all maintenance and modification costs as we incurred them. We have capitalized and depreciated the cost of new software, if material, over its expected useful life. We incurred costs of approximately $150,000 in testing and remediation of all our systems and applications. Approximately $60,000 of the total cost of testing and remediation relates to repair issues and the remainder to replacement of equipment. All costs were budgeted and funded by cash flows from operations. No information technology projects were deferred due to Year 2000 compliance efforts. We did not purse independent verification of our systems because we believe that any effort would be as costly as the remediation effort and was not warranted. The costs related to the Year 2000 compliance project was not material to our financial position or results of operations.

IMPACT OF INFLATION

         Inflation has not been a major factor in our business for the last several years. We believe we have historically been able to pass on increased costs through menu price increases, but there can be no assurance that we will be able to do so in the future. Future increases in local area construction costs could adversely affect our ability to expand.

SEASONALITY

         Our business is seasonal in nature, with revenues and, to a greater degree, operating income being lower in the first and second fiscal quarters than in other quarters. Our seasonal business pattern is due to our concentration of restaurants in the Northeast, and the resulting lower winter volumes.

FORWARD-LOOKING INFORMATION

         Certain information in this Annual Report on Form 10-K including, but not limited to, statements found in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," may be forward-looking statements. Actual results might differ materially from those projected in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Company's ability to open new restaurants and operate new and existing restaurants profitably, which will depend upon a number of factors including the availability of suitable sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the hiring, training and retaining of skilled management, and the availability of adequate financing; changes in local, regional and national economic conditions, especially economic conditions in the areas in which the Company's restaurants are concentrated; increasingly intense competition in the restaurant industry; changes in consumer tastes and eating habits; increases in food, labor, employee benefits and similar costs; and other risks identified from time to time in the Company's periodic reports and the more detailed factors discussed in the Company's Registration Statement on Form S-2 (Reg. No. 333-86765), each as filed with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We have market risk exposure to interest rates on our fixed and variable rate debt obligations and manage this exposure through the use of interest rate swaps. We do not enter into contracts for trading purposes. The information below summarizes our market risk associated with debt obligations and derivative financial instruments as of October 3, 1999. For debt obligations, the table presents principal cash flows and related average interest rates by expected fiscal year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal year end. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by fiscal year of maturity. The average variable rates are the implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal year end.


                                          EXPECTED FISCAL YEAR OF MATURITY
                                          --------------------------------
                                                                                                            FAIR VALUE
                                                                                                                OCT 3,
                                     2000         2001        2002         2003         2004   THEREAFTER         1999
                                     ----         ----        ----         ----         ----   ----------   ----------

                                           (AMOUNTS IN MILLIONS, EXCEPT FOR PERCENTAGES)
LIABILITIES:
Fixed rate..................        $0.22        $0.24       $0.26        $0.28        $0.31        $3.29        $4.60
Average interest rate.......        8.75%        8.75%       8.75%        8.75%        8.75%           --           --
Variable rate...............        $3.68        $3.68       $3.68       $13.38        $2.00        $4.50       $30.92
Average interest rate.......        7.21%        7.66%       7.92%        8.09%        8.30%           --           --
INTEREST RATE SWAPS:
Receive variable/
Pay fixed:..................       $30.00       $30.00          --           --           --           --      $(0.03)
   Weighted average pay rate        5.96%        5.96%          --           --           --           --           --
   Average receive rate.....        5.96%        6.36%          --           --           --           --           --



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are listed under Part IV, Item 14 in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 1 - Business, under the caption "Executive Officers of the Registrant" at page 14 of this Report, and by reference to the Company's definitive Proxy Statement which is expected to be filed by the Company within 120 days after the close of its fiscal year.


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

                                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K

(a) 1.  INDEX TO FINANCIAL STATEMENTS


                                                                                     Page
                                                                                     ----

         Report of Independent Auditors ...........................................   38
         Consolidated Balance Sheets -- October 3, 1999 and
          September 27, 1998 ......................................................   39
         Consolidated Statements of Income -- Years ended
          October 3, 1999, September 27, 1998, and
          September 28, 1997 ......................................................   40
         Consolidated Statements of Shareholders' Equity --
          Years ended October 3, 1999, September 27, 1998, and
          September 28, 1997 ......................................................   41
         Consolidated Statements of Cash Flows -- Years ended
          October 3, 1999, September 27, 1998, and
          September 28, 1997 ......................................................   42
         Notes to Consolidated Financial Statements ...............................   43


    2.  FINANCIAL STATEMENT SCHEDULES

            All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    3.  EXHIBITS


  EXHIBIT
  NUMBER                         DESCRIPTION
  ------                         -----------

        3.1 Restated Certificate of Incorporation, as amended, filed as Exhibit
            3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1995 (the "April 2, 1995 Form 10-Q").*

        3.2 Amended and Restated By-laws filed as Exhibit 3.2 to the April 2, 1995 Form 10-Q.*

        4.1 Specimen Certificate of Common Stock, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-2 (Registration No. 333-86765) ("1999 Registration Statement").*

       10.1 Lease between Uno Restaurants, Inc. and Aaron D. Spencer dated March 30, 1987 for premises in Boston, Massachusetts, filed as
            Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-13100) ("1987 Registration Statement").*

       10.2 Lease between Uno Restaurants, Inc. and Aaron D. Spencer dated
            March 30, 1987 for premises in West Roxbury, Massachusetts, filed as
            Exhibit 10.2 to the 1987 Registration Statement.*

       10.3 Amendment to Lease dated November 17, 1992 for premises in West Roxbury, Massachusetts, filed as Exhibit 10.3 to the 1999 Registration Statement.*

       10.4 Lease Between Uno Restaurants, Inc. and Lisa S. Cohen and Mark N. Spencer dated February 1, 1990 for premises in West Roxbury, Massachusetts, filed as Exhibit 10.4 to the 1999 Registration Statement.*

       10.5 Quitclaim Deed between Aaron D. Spencer, Lisa S. Cohen and Mark N. Spencer and Charles Park Road, LLC dated August 10, 1998, filed as
            Exhibit 10.5 to the 1999 Registration Statement.*

       10.6 Form of Franchise Agreement and Area Franchise Agreement, filed as
            Exhibit 10(d) to the Company's Annual Report on Form 10-K for fiscal year ended September 29, 1996 (the "1996 Annual Report on Form 10-K").*

       10.7 1999 Uniform Franchisee Offering Circular, including Current Form of Franchise Agreement, filed as Exhibit 10(d) on the Company's Annual Report on Form 10-Q for the fiscal quarter ended June 27, 1999 (the "June 27, 1999 Form 10-Q").*

       10.8 Uno Restaurant Corporation 1987 Employee Stock Option Plan, as amended, filed as Exhibit 10.8 to the 1999 Registration Statement.*
            **

       10.9 Uno Restaurant Corporation 1989 Non-Qualified Stock Option Plan for Non- Employee Directors, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on February 8, 1995.* **

      10.10 Uno Restaurant Corporation 1993 Non-Qualified Stock Option Plan for Non- Employee Directors, as amended, filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997 (the "1997 Annual Report on Form 10-K").* **

      10.11 Uno Restaurant Corporation 1997 Employee Stock Option Plan, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on February 26, 1997.* **

      10.12 Uno Restaurant Corporation 1997 Key Officer Stock Option Plan, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on February 26, 1998.* **

      10.13 Uno Restaurant Corporation 1997 Non-Qualified Stock Option Plan for Non- Employee Directors, filed as Exhibit B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on February 26, 1998.* **

      10.14 Form of Indemnification Agreement between the Company and its Directors, filed as Exhibit 10.6 to the 1987 Registration Statement.* **

      10.15 Interest Rate Swap Agreement between Fleet Bank of Massachusetts, N.A. and Uno Restaurants, Inc. dated October 25, 1995, filed as
            Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995 (the "1995 Annual Report on Form 10-K").*

      10.16 Interest Rate Swap Agreement between Fleet Bank of Massachusetts, N.A. and Uno Restaurants, Inc. dated July 21, 1998, filed as
            Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1998 (the "1998 Annual Report on Form 10-K).*

      10.17 Note between the Company and Craig S. Miller dated April 1, 1997, filed as Exhibit 10(r) to the Company's 1997 Annual Report on Form 10-K.* **

      10.18 Amendment to Promissory Note and Revised Debt Agreement dated April 7, 1998, and Second Amendment to Promissory Note and Revised Debt Agreement dated September 27, 1998, each between the Company and Craig S. Miller, filed as Exhibit 10(p) to the 1998 Annual Report on Form 10- K.* **

      10.19 Third Amendment to Promissory Note and Revised Debt Agreement dated August 3, 1999, each between the Company and Craig S. Miller, filed as Exhibit 10(p) to the June 27, 1999 Form 10-Q.* **

      10.20 Form of Change in Control Protection Agreements between Uno Restaurant Corporation and Mr. Spencer and Mr. Miller, filed as
            Exhibit 10(m) to the 1997 Annual Report on Form 10-K.* **

      10.21 Form of Change in Control Protection Agreements between Uno Restaurant Corporation and Senior Vice Presidents, filed as Exhibit 10(n) to the 1997 Annual Report on Form 10-K.* **

      10.22 Form of Change in Control Protection Agreements between Uno Restaurant Corporation and its other officers, filed as Exhibit 10(o) to the 1997 Annual Report on Form 10-K.* **

      10.23 Master Lease-Purchase Agreement between ORIX Credit Alliance, Inc., as Lessor, and Massachusetts Industrial Finance Agency, as Lessee, dated April 19, 1994, and Master Sublease-Purchase Agreement between Massachusetts Industrial Finance Agency, as Sublessor, and Uno Foods, Inc. as Sublessee, dated April 19, 1994, filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994.*

      10.24 MetLife Capital Financial Corporation Mortgage Notes: $1,875,000 8.75% Note dated December 23, 1996 of 8250 International Drive Corporation, $825,000 8.75% Note dated December 23, 1996 of Saxet Corporation, $900,000 8.75% Note dated December 23, 1996 of Saxet Corporation, $675,000 8.75% Note dated January 30, 1997 of Saxet Corporation, $825,000 8.75% Note dated February 27, 1997 of Saxet Corporation, each payable to the order of MetLife Capital Financial Corporation, filed as Exhibit 10(q) to the 1997 Annual Report on Form 10-K.*

      10.25 $55,000,000 Amended and Restated Revolving Credit and Term Loan Agreement ("Revolving Credit and Term Loan Agreement") dated as of November 4, 1997 by and among Uno Restaurants, Inc. and Saxet Corp., as Borrowers, Uno Foods, Inc., Pizzeria Uno Corporation, URC Holding Company, Inc. and Uno Restaurant Corporation, as Guarantors, and Fleet National Bank, as Agent and BankBoston, N.A. as Co-Agent (without exhibits), filed as Exhibit 10(s) to the 1997 Annual Report on Form 10-K.*

      10.26 Amendment to Revolving Credit and Loan Agreement dated September 28, 1998, filed as Exhibit 10.26 to the 1999 Registration Statement.*

      10.27 Executive Employment Agreement dated October 1, 1997, as amended, by and between the Company and Paul MacPhail, filed as Exhibit 10.27 to the 1999 Registration Statement.* **

      10.28 Executive Employment Agreement dated October 1, 1997, as amended, by and between the Company and Robert Brown, filed as Exhibit 10.28 to the 1999 Registration Statement.* **

      10.29 Executive Employment Agreement dated October 1, 1997, as amended, by and between the Company and Robert Vincent, filed as Exhibit 10.29 to the 1999 Registration Statement.* **

      10.30 Executive Employment Agreement dated October 1, 1997, as amended, by and between the Company and Alan Fox, filed as Exhibit 10.30 to the 1999 Registration Statement.* **

      10.31 Contract with Beatrice Cheese, Inc. dated March 18, 1999, filed as
            Exhibit 10.31 to the 1999 Registration Statement.*

      10.32 Promissory Note between the Company and Aaron D. Spencer dated August 26, 1999, filed as Exhibit 10.32 to the 1999 Registration Statement.* **

       21.1 Subsidiaries of the Registrant.

       23.2 Consent of Ernst & Young LLP.

       27.1 Financial Data Schedule.




-----------

    * In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are incorporated by reference.

 **      Management Contract.

(b) Reports on Form 8-K
         During the fiscal quarter ended October 3, 1999, we did not file any Current Reports on Firm 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNO RESTAURANT CORPORATION


                                           By: /s/ Robert M. Vincent
                                               ---------------------------------
                                                   Robert M. Vincent,
                                                   Senior Vice President

                                           Date:  December 17, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         Name                                  Title                                  Date
         ----                                  -----                                  ----

/s/ Aaron D. Spencer                Chairman and Director                       December 17, 1999
---------------------------
    Aaron D. Spencer

/S/ Craig S. Miller                 President, Chief Executive Officer          December 17, 1999
---------------------------
    Craig S. Miller                 and Director (Principal Executive
                                    Officer)

/S/ Robert M. Vincent               Senior Vice President-finance,              December 17, 1999
---------------------------
    Robert M. Vincent               Chief Financial Officer and
                                    Treasurer (Principal Financial
                                    Officer)

/S/ Paul W. Macphail                Chief Operating Officer,                    December 17, 1999
---------------------------
    Paul W. Macphail                Executive Vice President and
                                    Director

/S/ John T. Gerlach                 Director                                    December 17, 1999
---------------------------
    John T. Gerlach

/S/ Stephen J. Sweeney              Director                                    December 17, 1999
---------------------------
    Stephen J. Sweeney

/S/ James F. Carlin                 Director                                    December 17, 1999
---------------------------
    James F. Carlin

/S/ Tamara P. Davis                 Director                                    December 17, 1999
---------------------------
    Tamara P. Davis

/S/ James J. Kerasiotes             Director                                    December 17, 1999
---------------------------
    James J. Kerasiotes

/S/ Kenneth D. Hill                 Director                                    December 17, 1999
---------------------------
    Kenneth D. Hill


                         Report of Independent Auditors


The Board of Directors
Uno Restaurant Corporation


We have audited the accompanying consolidated balance sheets of Uno Restaurant Corporation and subsidiaries (the Company) as of October 3, 1999 and September 27, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uno Restaurant Corporation and subsidiaries at October 3, 1999 and September 27, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 26, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, during fiscal year 1998, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting the Costs of Start-up Activities."


                                                     /s/ Ernst & Young LLP

Boston, Massachusetts
October 29, 1999, except for Note 14,
  as to which the date is November 30, 1999

                   Uno Restaurant Corporation and Subsidiaries

                           Consolidated Balance Sheets



                                                                                     OCTOBER 3         SEPTEMBER 27
                                                                                       1999                1998
                                                                                --------------------------------------
                                                                                          (IN THOUSANDS)
ASSETS
Current assets:
   Cash                                                                            $        752         $    2,030
   Accounts receivable, net                                                               2,398              1,784
   Inventory                                                                              2,436              2,296
   Prepaid expenses                                                                       1,757                815
                                                                                --------------------------------------
Total current assets                                                                      7,343              6,925

Property, equipment and leasehold improvements, net                                     128,746            125,323

Deferred income taxes                                                                    10,020              7,450

Liquor licenses and other assets                                                          3,503              3,497
                                                                                --------------------------------------

                                                                                       $149,612           $143,195
                                                                                ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $  7,798          $   6,589
   Accrued expenses                                                                       8,668              7,949
   Accrued compensation and taxes                                                         3,369              2,666
   Income taxes payable                                                                   2,914                995
   Current portions of long-term debt and capital lease obligations                       4,075              4,081
                                                                                --------------------------------------
Total current liabilities                                                                26,824             22,280

Long-term debt, net of current portion                                                   31,612             38,676
Capital lease obligations, net of current portion                                           489                666
Other liabilities                                                                         9,708              7,904

Commitments and contingencies

Shareholders' equity:
   Preferred Stock, $1.00 par value; 1,000 shares authorized; no shares issued or outstanding
   Common Stock, $.01 par value, 25,000 shares authorized; 15,375 shares in
     1999 and 15,153 shares in 1998 issued                                                  154                152
   Additional paid-in capital                                                            55,648             53,930
   Retained earnings                                                                     52,003             42,203
                                                                                --------------------------------------
                                                                                        107,805             96,285
   Treasury Stock (4,100 shares in 1999 and
      3,492  shares in 1998) at cost                                                    (26,826)           (22,616)
                                                                                --------------------------------------
Total shareholders' equity                                                               80,979             73,669
                                                                                --------------------------------------
                                                                                       $149,612           $143,195
                                                                                ======================================


SEE ACCOMPANYING NOTES.

                   Uno Restaurant Corporation and Subsidiaries
                        Consolidated Statements of Income


                                                                                      YEAR ENDED
                                                               ---------------------------------------------------------
                                                                   OCTOBER 3
                                                                     1999           SEPTEMBER 27       SEPTEMBER 28
                                                                  (53 weeks)            1998               1997
                                                               ---------------------------------------------------------
                                                                            (AMOUNTS IN THOUSANDS, EXCEPT
                                                                                   PER SHARE DATA)
Revenues:
   Restaurant sales                                                  $198,560          $177,343           $164,389
   Consumer product sales                                              10,568             9,384              9,115
   Franchise income                                                     5,105             4,549              4,516
                                                               ---------------------------------------------------------
                                                                      214,233           191,276            178,020
Costs and expenses:
   Cost of food and beverages                                          54,683            48,567             43,994
   Labor and benefits                                                  64,700            58,139             54,183
   Occupancy costs                                                     29,199            27,988             27,045
   Other operating costs                                               18,333            18,086             16,067
   General and administrative                                          16,629            13,661             13,384
   Depreciation and amortization                                       12,702            12,183             12,469
   Special charges                                                                                           4,000
                                                               ---------------------------------------------------------
                                                                      196,246           178,624            171,142
                                                               ---------------------------------------------------------
Operating income                                                       17,987            12,652              6,878

Other expense (income):
   Interest expense                                                     3,160             3,527              2,695
   Other expense (income)                                                 (21)              134                132
                                                               ---------------------------------------------------------
                                                                        3,139             3,661              2,827
                                                               ---------------------------------------------------------
Income before income taxes                                             14,848             8,991              4,051

Provision for income taxes                                              5,048             2,968              1,378
                                                               ---------------------------------------------------------
Income before cumulative effect
   of change in accounting principle                                    9,800             6,023              2,673
Cumulative effect of change in accounting
   principle for pre-opening costs, net of
   income tax benefit of $313                                                               636
                                                               =========================================================
Net income                                                           $  9,800        $    5,387         $    2,673
                                                               =========================================================
Basic earnings per share:
   Earnings before cumulative effect of change in accounting
    principle                                                        $    .87        $      .50         $      .20
   Cumulative effect of change in accounting principle                                     (.05)
                                                               ---------------------------------------------------------
                                                                     $    .87        $      .45         $      .20
                                                               =========================================================
Diluted earnings per share:
   Earnings before cumulative effect of change in accounting
    principle                                                       $    .84        $      .50         $      .20
   Cumulative effect of change in accounting principle                                    (.05)
                                                               ---------------------------------------------------------
                                                                    $    .84        $      .45         $      .20
                                                               =========================================================
 Basic weighted average shares outstanding                             11,313            11,960             13,146
                                                               =========================================================
 Diluted weighted average shares outstanding                           11,610            12,025             13,209
                                                               =========================================================

SEE ACCOMPANYING NOTES.

                   Uno Restaurant Corporation and Subsidiaries

                 Consolidated Statements of Shareholders' Equity




                                                    COMMON STOCK           ADDITIONAL
                                            -----------------------------   PAID-IN       RETAINED      TREASURY
                                                SHARES        AMOUNT        CAPITAL       EARNINGS       STOCK         TOTAL
                                            --------------------------------------------------------------------------------------
                                                                           (AMOUNTS IN THOUSANDS)
Balance at September 29, 1996                   15,068         $151         $53,495        $34,143      $(10,653)      $77,136
   Net income                                                                                2,673                       2,673
   Exercise of stock options                        62            1             257                                        258
   Purchase of Treasury Stock                                                                             (9,224)       (9,224)
   Tax benefit from exercise of
      nonqualified stock options                                                 37                                         37
                                            --------------------------------------------------------------------------------------
Balance at September 28, 1997                   15,130          152          53,789         36,816       (19,877)       70,880
   Net income                                                                                5,387                       5,387
   Exercise of stock options                        23                          127                                        127
   Purchase of Treasury Stock                                                                             (2,791)       (2,791)
   Contribution of Treasury Stock
      to 401(k) Savings and Employee
      Stock Ownership Retirement                                                  2                           52            54
      Plan
   Tax benefit from exercise of
      nonqualified stock options                                                 12                                         12
                                            --------------------------------------------------------------------------------------

Balance at September 27, 1998                   15,153          152          53,930         42,203       (22,616)       73,669
   Net income (53 weeks)                                                                     9,800                       9,800
   Exercise of stock options                       222            2           1,515                                      1,517
   Purchase of Treasury Stock                                                                             (4,382)       (4,382)
   Contribution of Treasury Stock
      to 401(k) Savings and Employee
      Stock Ownership Retirement                                                  3                          172           175
      Plan
   Tax benefit from exercise of
      nonqualified stock options                                                200                                        200
                                            ======================================================================================

Balance at October 3, 1999                      15,375         $154         $55,648        $52,003      $(26,826)      $80,979
                                            ======================================================================================
                                            ======================================================================================


SEE ACCOMPANYING NOTES.

                   Uno Restaurant Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                      YEAR ENDED
                                                              -----------------------------------------------------------
                                                                   OCTOBER 3         SEPTEMBER 27       SEPTEMBER 28
                                                                     1999                1998               1997
                                                              -----------------------------------------------------------
OPERATING ACTIVITIES                                                                (IN THOUSANDS)
Net income                                                          $  9,800          $   5,387           $   2,673
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Cumulative effect of change in accounting
         principle
                                                                                            636
     Depreciation and amortization                                    12,823             12,292              12,573
     Deferred income taxes                                            (2,570)              (851)             (2,986)
     Contribution of Treasury Stock to 401(k)
         Savings and Employee Stock Ownership
         Retirement Plan                                                 175                 54
     Provision for deferred rent                                         184                147                 612
     Gain on disposal of equipment                                       (62)               (26)                (15)
     Special charges                                                                                          4,000
     Changes in operating assets and liabilities:
         Accounts receivable                                            (614)             1,039                (367)
         Inventory                                                      (140)                30                   7
         Prepaid expenses                                             (1,071)              (237)             (1,539)
         Accounts payable and other liabilities                        4,320                700               4,620
         Income taxes payable                                          1,919               (768)                495
                                                              -----------------------------------------------------------
Net cash provided by operating activities                             24,764             18,403              20,073

INVESTING ACTIVITIES
Additions to property, equipment and leasehold improvements
                                                                     (18,860)           (12,141)            (19,982)
Proceeds from sale of fixed assets                                     2,730                 26                 300
                                                              -----------------------------------------------------------
Net cash used in investing activities                                (16,130)           (12,115)            (19,682)

FINANCING ACTIVITIES
Proceeds from revolving line of credit                                72,243             50,790              71,193
Principal payments on debt and capital lease obligations
                                                                     (79,490)           (53,882)            (62,997)
Purchase of Treasury Stock                                            (4,382)            (2,791)             (9,224)
Exercise of stock options                                              1,717                139                 295
                                                              -----------------------------------------------------------
Net cash used in financing activities                                 (9,912)            (5,744)               (733)
                                                              -----------------------------------------------------------
Increase (decrease) in cash                                           (1,278)               544                (342)
Cash at beginning of year                                              2,030              1,486               1,828
                                                              -----------------------------------------------------------

Cash at end of year                                                   $  752          $   2,030           $   1,486
                                                              ===========================================================


SEE ACCOMPANYING NOTES.

                   Uno Restaurant Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                 October 3, 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company owns and operates 98 "Pizzeria Uno...Chicago Bar & Grill" casual dining, full-service restaurants primarily from New England to Virginia, as well as Florida, Chicago and Denver, and franchises 60 units in 29 states, the District of Columbia, Puerto Rico and Seoul, Korea. The Company also operates a Mexican restaurant in Chicago and a refrigerated and frozen consumer foods division. The consumer foods business supplies American Airlines, movie theaters, hotel restaurants, supermarkets and wholesale club chains with both frozen and refrigerated Pizzeria Uno brand products, as well as certain private label products.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Uno Restaurant Corporation and its wholly-owned subsidiaries (the Company). All intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

The Company's fiscal year ends on the close of business on the Sunday closest to September 30 in each year. The fiscal year ended October 3, 1999 consisted of 53 weeks. Fiscal years 1998 and 1997 consisted of 52 weeks.

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

                   Uno Restaurant Corporation and Subsidiaries

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REVENUE RECOGNITION-FRANCHISE FEES

The Company defers franchise fees until the franchisee opens the restaurant and all services have been substantially performed; at that time, the fee is recorded as income. Royalty income is recorded as earned based on rates provided by the respective franchise agreements. Expenses related to franchise activities amounted to approximately $3,895,000, $3,280,000 and $3,441,000 in fiscal years 1999, 1998 and 1997, respectively.

A summary of full-service franchise unit activity is as follows:



                                                                          YEAR ENDED
                                                       --------------------------------------------------
                                                         OCTOBER 3       SEPTEMBER 27       SEPTEMBER 28
                                                           1999             1998                1997
                                                       --------------------------------------------------
Units operating at beginning of year                         63                66                 63
Units opened                                                  8                 5                  6
Units closed                                                (11)               (8)                (3)
                                                       ==================================================

Units operating at end of year                               60                63                 66
                                                       ==================================================



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

                   Uno Restaurant Corporation and Subsidiaries

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

The Company records advertising expense as incurred. Advertising expense was $5,054,000, $5,257,000 and $4,897,000 for fiscal years 1999, 1998 and 1997, respectively.

EARNINGS PER SHARE

Basic earnings per share represents net income divided by the weighted average shares of common stock outstanding during the period. Weighted average shares used in diluted earnings per share include 297,000, 65,000 and 63,000 for fiscal years 1999, 1998 and 1997, respectively, of common stock equivalents arising from stock options using the treasury stock method.

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

                   Uno Restaurant Corporation and Subsidiaries

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS

In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which did not have a material impact on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal year 2001. This statement requires all derivatives to be carried on the balance sheet as assets or liabilities at fair value. The accounting for changes in the fair value of the derivatives would depend on the hedging relationship and would be reported in the income statement, or as a component of comprehensive income. The Company believes that the adoption of this new accounting standard will not have a material impact on the Company's consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in the accompanying financial statements have been reclassified to conform with the 1999 presentation.

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

                   Uno Restaurant Corporation and Subsidiaries

3.  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:



                                                                        OCTOBER 3        SEPTEMBER 27
                                                                          1999                1998
                                                                   --------------------------------------
                                                                              (IN THOUSANDS)
Land                                                                      $ 17,143         $  16,874
Buildings                                                                   28,920            27,823
Equipment                                                                   58,576            52,536
Leasehold improvements                                                     101,326            93,324
Construction in progress                                                     2,930             3,309
                                                                   --------------------------------------
                                                                           208,895           193,866
Less allowances for depreciation and amortization                           80,149            68,543
                                                                   --------------------------------------

                                                                          $128,746          $125,323
                                                                   ======================================


4.  RELATED-PARTY TRANSACTIONS

The Company leases three buildings from its principal shareholder for a restaurant and corporate office space. Rent expense in the amount of approximately $515,000 was charged to operations in fiscal year 1999 and $505,000 was charged to operations in each of fiscal years 1998 and 1997. The Company believes that the terms of these leases approximate fair rental value.

The Company's Chief Executive Officer and his brother own and operate four franchised restaurants and pay royalties to the Company under standard franchise agreements.

                   Uno Restaurant Corporation and Subsidiaries

5.  LEASES

The Company conducts the majority of its operations in leased facilities, which are accounted for as capital or operating leases. The leases typically provide for a base rent plus real estate taxes, insurance and other expenses, plus additional contingent rent based upon revenues of the restaurant. Assets held under capital leases were $2,881,000 at October 3, 1999 and September 27, 1998. Accumulated amortization amounted to $880,000 at October 3, 1999 and $747,000 at September 27, 1998. Capital lease asset amortization is included in depreciation and amortization. At October 3, 1999, the minimum rental commitments under all noncancelable capital and operating leases with initial or remaining terms of more than one year are as follows:


                                                                         CAPITAL            OPERATING
FISCAL YEAR                                                               LEASES             LEASES
-----------                                                        ----------------------------------------
                                                                              (IN THOUSANDS)
2000                                                                          $ 223             $ 9,681
2001                                                                             75               9,802
2002                                                                             42               9,861
2003                                                                             42               9,515
2004                                                                             42               9,392
Thereafter                                                                    1,126              71,026
                                                                   ----------------------------------------

                                                                              1,550          $  119,277
                                                                                       ====================
Less amount representing interest                                               884
                                                                   ---------------------
Present value of net minimum lease payments                                     666
Less current portion of obligation under capital leases                         177
                                                                   =====================

Long-term obligation under capital leases                                     $ 489
                                                                   =====================


Total expenses for all operating leases were as follows:


                                                   MINIMUM LEASE    CONTINGENT RENTALS
Fiscal Year                                           RENTALS                                   TOTAL
-----------                                   --------------------------------------------------------------
                                                                       (IN THOUSANDS)
1999                                                   $ 13,542               $ 607           $ 14,149
1998                                                     13,010                 689             13,699
1997                                                     12,641                 811             13,452


                   Uno Restaurant Corporation and Subsidiaries

5.  LEASES (CONTINUED)

Certain operating lease agreements contain free rent inducements and scheduled rent increases which are being amortized over the terms of the agreements, ranging from 15 to 20 years, using the straight-line method. The deferred rent liability, included in other liabilities, amounted to $4,927,000 at October 3, 1999 and $4,743,000 at September 27, 1998.

6.  FINANCING ARRANGEMENTS

Long-term debt consists of the following:


                                                                           OCTOBER 3         SEPTEMBER 27
                                                                              1999                1998
                                                                       -------------------------------------
                                                                                   (IN THOUSANDS)
Revolving credit and note agreement                                          $ 30,915           $37,760

8.75%, 15-year secured mortgage notes payable                                   4,595             4,796
                                                                       -------------------------------------
                                                                               35,510            42,556
Less current portion                                                            3,898             3,880
                                                                       -------------------------------------

                                                                              $31,612           $38,676
                                                                       =====================================


In November 1997, the Company amended its credit facility from $50 million to $55 million, which includes a $26.6 million revolver due in October 2002, a $8.4 million term loan due in 20 quarterly installments of $420,000 plus interest commencing on January 31, 1998 and a $20.0 million mortgage facility due in 27 quarterly installments of $500,000 plus interest also commencing on January 31, 1998 with a final payment due in October 2004. The Company is entitled to borrow, at its discretion, amounts which accrue interest at variable rates based on either the LIBOR or prime rate. Amounts borrowed under the credit facility are secured by certain real properties owned by the Company. At October 3, 1999, interest rates on outstanding borrowings under the revolving line of credit ranged from 6.63% to 8.75%. A commitment fee of approximately 0.38% is accrued on unused borrowings under the new credit agreement. The note agreements contain certain financial and operating covenants, including maintenance of certain levels of net worth and income. At October 3, 1999, the carrying value of the Company's long-term debt approximated fair market value.

                   Uno Restaurant Corporation and Subsidiaries

6.  FINANCING ARRANGEMENTS (CONTINUED)

Annual principal payments of debt are as follows (in thousands):


                      FISCAL YEAR
                      -----------
                          2000                    $ 3,898
                          2001                      3,918
                          2002                      3,940
                          2003                     13,658
                          2004                      2,309
                          Thereafter                7,787
                                            ===================
                                                  $35,510
                                            ===================


The Company has two interest rate swap agreements which convert a portion of its floating rate debt to a fixed-rate basis, thereby reducing the potential impact of interest rate increases on future income. The notional amounts and fair market value under the swap agreements amount to $30 million and $30,000, respectively, at October 3, 1999. The terms range from three to five years with fixed interest rates ranging from 5.80% to 6.04%. The differentials to be paid or received are accrued as interest rates change and are recognized as an adjustment to interest expense related to the debt.

The Company made cash payments of interest of $3,540,000, $3,598,000 and $3,044,000 during fiscal years 1999, 1998 and 1997, respectively. The Company capitalized interest during the construction period of new restaurants which amounted to $157,000 in fiscal year 1999, $127,000 in fiscal year 1998 and $313,000 in fiscal year 1997 and included those amounts in leasehold improvements.

The Company provides certain limited lease financing to qualified franchisees through an agreement with an unaffiliated finance company. The Company's maximum guarantee under the agreement was $714,000 at October 3, 1999. The Company has also guaranteed up to a maximum of $400,000 of future lease payments in the event of default by a specific franchisee.

                   Uno Restaurant Corporation and Subsidiaries

8.  COMMON STOCK TRANSACTIONS

On September 29, 1998, the Company initiated a Dutch Auction self-tender offer for up to 1,100,000 shares of the Company's common stock and under certain circumstances, reserved the right to purchase in excess of 1,100,000 shares. Under the terms of the offer, the Company invited stockholders to tender their shares at prices ranging from $5.23 to $6.36 per share. On October 30, 1998, the Company completed the tender offer for 302,193 shares of its common stock at $6.36 per share.

8.  PREPAID EXPENSES

Prepaid expenses consist of the following:


                                                              OCTOBER 3       SEPTEMBER 27
                                                                1999              1998
                                                           --------------------------------------
                                                                      (IN THOUSANDS)
Prepaid rent                                                    $1,430            $   442
Prepaid operating costs                                            269                234
Prepaid insurance                                                   58                139
                                                           ======================================

                                                                $1,757               $815
                                                           ======================================


9.  ACCRUED EXPENSES

Accrued expenses consist of the following:


                                                               OCTOBER 3        SEPTEMBER 27
                                                                 1999              1998
                                                          ---------------------------------------
                                                                     (IN THOUSANDS)
Accrued store closure                                            $ 2,197            $ 1,826
Accrued rent                                                       1,483              1,372
Accrued insurance                                                  1,627                793
Accrued utilities                                                    653                785
Accrued vacation                                                     737                680
Accrued advertising                                                  482                557
Franchise fee deposits                                               273                486
Other                                                              1,216              1,450
                                                          ---------------------------------------

                                                                 $ 8,668            $ 7,949
                                                          =======================================


                   Uno Restaurant Corporation and Subsidiaries

10.  EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Savings and Employee Stock Ownership Retirement Plan (the Plan) for all of its eligible employees. The Plan is maintained in accordance with the provisions of Section 401(k) of the Internal Revenue Code and allows all employees with at least one year of service to make annual tax-deferred voluntary contributions up to 15% of their salary. Under the Plan, the Company matches a specified percentage of the employees contributions, subject to certain limitations. Total contributions made to the plan were $225,000, $214,000 and $229,000 in fiscal years 1999, 1998 and 1997, respectively. In 1999 and 1998 respectively, contributions included $175,000 and $54,000 of Uno Restaurant Corporation common stock previously held in Treasury.

The Company sponsors a Deferred Compensation Plan which allows officers to defer up to 20% of their annual compensation. These assets are placed in a "rabbi trust" and are presented as assets of the Company in the accompanying balance sheet as they are available to the general creditors of the Company in the event of the Company's insolvency. The related liability of $1,308,000 at October 3, 1999 and $880,000 at September 27, 1998 is included in other liabilities in the accompanying balance sheet. Deferred compensation expense in the amounts of $428,000, $153,000 and $161,000 were recorded in fiscal years 1999, 1998 and
1997, respectively.

11.  INCOME TAXES

Deferred taxes are attributable to the following temporary differences:

                                                                   OCTOBER 3         SEPTEMBER 27
                                                                     1999                1998
                                                              ----------------------------------------
                                                                          (IN THOUSANDS)
Deferred tax assets:
   Excess book over tax depreciation                                  $4,035             $2,327
   Deferred rent                                                       1,914              1,937
   Accrued expenses                                                    1,910              1,467
   Asset impairment charge                                             1,043              1,211
   Franchise fees                                                        900                627
   Other                                                                 769                376
                                                              ----------------------------------------
Total deferred tax assets                                             10,571              7,945

Deferred tax liabilities:
   Other                                                                 551                495
                                                              ----------------------------------------
Total deferred tax liabilities                                           551                495
                                                              ----------------------------------------

Net deferred tax assets                                              $10,020             $7,450
                                                              ========================================


                   Uno Restaurant Corporation and Subsidiaries

11.  INCOME TAXES (CONTINUED)

The provision (credit) for income taxes consisted of the following:


                                                                         YEAR ENDED
                                                      --------------------------------------------------------
                                                           OCTOBER 3        SEPTEMBER 27      SEPTEMBER 28
                                                             1999               1998              1997
                                                      --------------------------------------------------------
                                                                          (IN THOUSANDS)
Current:
   Federal                                                  $6,302            $ 2,941           $ 3,448
   State                                                     1,316                878               916
                                                      --------------------------------------------------------
                                                             7,618              3,819             4,364
Deferred:
   Federal                                                  (2,069)              (713)           (2,435)
   State                                                      (501)              (138)             (551)
                                                      --------------------------------------------------------
                                                            (2,570)              (851)           (2,986)
                                                      --------------------------------------------------------

Income tax expense                                          $5,048            $ 2,968           $ 1,378
                                                      ========================================================


A reconciliation of the effective tax rates with the federal statutory rates is as follows:


                                                                         YEAR ENDED
                                                      --------------------------------------------------------
                                                           OCTOBER 3         SEPTEMBER 27       SEPTEMBER 28
                                                             1999               1998              1997
                                                      --------------------------------------------------------
Federal statutory rate                                       34.3%              34.0%             34.0%
State income taxes, net of federal income
   tax benefit                                                4.6                4.6               4.6
Tax credits                                                  (5.1)              (6.5)             (7.1)
Other                                                          .2                 .9               2.5
                                                      --------------------------------------------------------
Effective income tax rate                                    34.0%              33.0%             34.0%
                                                      ========================================================


The Company made income tax payments of $5,598,000, $4,545,000 and $3,936,000 during fiscal years 1999, 1998 and 1997, respectively.

                   Uno Restaurant Corporation and Subsidiaries

12.  STOCK-BASED COMPENSATION

During 1998, the Company's shareholders ratified the 1997 Key Officer Stock Option Plan (the Key Officer Plan) under which options were granted for 1.1 million shares of Common Stock at an exercise price of $6.82 per share, which are fully vested at October 3, 1999. The Key Officer Plan will terminate on August 25, 2007.

During 1998, the Company also established the 1997 Non Qualified Stock Option Plan for Non-Employee Directors (the 1997 Directors' Plan) which provides for the granting of options to purchase up to 82,500 shares of Common Stock. Options are to be granted at an exercise price equal to the fair market value of the shares of Common Stock at the date of grant and vest one year after date of grant. The 1997 Directors' Plan will terminate on February 26, 2008.

The Company also has the 1997 Employee Stock Option Plan (the Employee Plan) which provides for the granting of options to purchase up to 1.1 million shares of common stock. Options may be granted at an exercise price not less than fair market value on the date of grant. All options vest at a rate of 20% per year beginning one year after the date of grant. All options terminate ten years after the date of grant.

The Company's 1987 Employee Stock Option Plan which contains similar provisions to the 1997 Plan was terminated during fiscal 1997. The 1.4 million options granted under that plan will continue to vest at a rate of 20% per year beginning one year after the date of grant, with the exception of 103,125 options granted to the President of the Company, which vested immediately at the date of grant. All options terminate ten years after the date of grant, with the exception of the 19,250 options granted to the Chairman, which terminate five years after the date of grant.

The 1989 and 1993 Non-Qualified Stock Option Plans for Non-Employee Directors (the Directors' Plans) provide for up to 111,719 shares of Common Stock issuable upon exercise of options granted under the Directors' Plans. The 1989 and 1993 Directors' Plans terminate on November 10, 1999 and August 17, 2002, but such termination shall not affect the validity of options granted prior to the dates of termination. Options are granted at an exercise price equal to the fair market value of the shares of Common Stock at the date of grant. Options granted under the Directors' Plans may be exercised commencing one year after the date of grant and ending ten years from the date of grant.

                   Uno Restaurant Corporation and Subsidiaries

12.  STOCK-BASED COMPENSATION (CONTINUED)

Information regarding the Company's stock option plans is summarized below:


                                                                     YEAR ENDED
                       ----------------------------------------------------------------------------------------
                                 OCTOBER 3                  SEPTEMBER 27                 SEPTEMBER 28
                                   1999                         1998                         1997
                       ----------------------------------------------------------------------------------------
                                        WEIGHTED-                   WEIGHTED-                    WEIGHTED-
                                         AVERAGE                     AVERAGE                      AVERAGE
                                         EXERCISE                    EXERCISE                    EXERCISE
                           OPTIONS        PRICE        OPTIONS        PRICE        OPTIONS         PRICE
                       ----------------------------------------------------------------------------------------
Outstanding at
  beginning of
  period                   2,748,410      $6.70        1,361,146      $6.66        1,418,172       $6.62
Granted                      281,416      11.09        1,519,908       6.69          232,768        5.99
Exercised                   (221,444)      6.85          (20,255)      6.83          (61,233)       4.04
Canceled                    (357,751)      6.85         (112,389)      6.21         (228,561)       6.42

                       ----------------------------------------------------------------------------------------
Outstanding at
  end of period            2,450,631      $7.17        2,748,410      $6.70        1,361,146       $6.66
                       ========================================================================================

Options  exercisable at
   end of period
                           1,725,237                   1,032,061                     760,640
                       ================             ===============             ================
Options available
   for grant at end
   of period               728,309                     651,974                      939,672
                       ================             ===============             ================


The weighted-average fair value of options granted during fiscal years 1999, 1998 and 1997, were $4.54, $2.74 and $2.69, respectively. The Company has 3.2 million shares of common stock reserved at October 3, 1999 for the exercise of stock options at October 3, 1999.

The following table presents information about significant option groups outstanding at October 3, 1999:


                                              WEIGHTED-                         WEIGHTED-
                                              AVERAGE                            AVERAGE
                            OPTIONS          REMAINING           OPTIONS       EXERCISABLE
    EXERCISE PRICE       OUTSTANDING      CONTRACTUAL LIFE      EXERCISABLE       PRICE
-------------------------------------------------------------------------------------------
     $5.27 - $6.59           902,425          6.9 years           482,286         $5.88
     $6.82 - $11.42        1,548,207          7.4 years          1,242,951        $7.13


                   Uno Restaurant Corporation and Subsidiaries

12.  STOCK-BASED COMPENSATION (CONTINUED)

Pursuant to the requirements of SFAS No. 123, the following are the pro forma net income and earnings per share for fiscal year 1999, 1998 and 1997 as if the compensation cost for the stock option plans had been determined based on the fair value at the grant date for grants in fiscal year 1999, 1998 and 1997:


                                                                 YEAR ENDED
                                       ----------------------------------------------------------------
                                             OCTOBER 3          SEPTEMBER 27         SEPTEMBER 28
                                               1999                 1998                 1997
                                       ----------------------------------------------------------------
                                               (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Net income - as reported                       $9,800               $5,387               $2,673
Basic earnings per share - as
     reported                                  $  .87              $   .45              $   .20
Diluted earnings per share - as
     reported                                  $  .84              $   .45              $   .20

Net income - pro forma                         $9,331               $4,934               $2,553
Basic earnings per share - pro
     forma                                       $.82                 $.41                 $.19
Diluted earnings per share - pro
     forma                                       $.80                 $.41                 $.19


The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 1999, 1998 and 1997, respectively: risk-free interest rates of 6.3%, 5.0% and 6.6%; no dividend yield; the volatility factors of the expected market price of the Company's common stock was 34%, 37% and 40%; and a weighted-average expected life of the options of five years.

The effects on fiscal year 1999, 1998 and 1997 pro forma net income and earnings per share of expensing the fair value of stock options are not necessarily representative of the effects on reported results of operations for future years as the periods presented include only three, two and one years, respectively, of option grants under the Company's plans.

                   Uno Restaurant Corporation and Subsidiaries

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                QUARTER ENDED
                                    -----------------------------------------------------------------------
                                       DECEMBER 27        MARCH 28          JUNE 27     OCTOBER 3 1999 (3)
                                          1998              1999             1999
                                    -----------------------------------------------------------------------
                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION.)
Revenues                               $  48,747       $   50,251         $  53,548        $  61,687
Gross profit (1)                           9,237           10,037            12,163           15,830
Operating income                           3,001            3,082             4,576            7,328
Income before income taxes                 2,154            2,229             3,715            6,750
Net income                                 1,443            1,494             2,488            4,375
Basic earnings per common share
                                             .13              .13               .22              .39
 Diluted earnings per common share
                                             .13              .13               .22              .36


                                                                QUARTER ENDED
                                    -----------------------------------------------------------------------
                                       DECEMBER 28        MARCH 29          JUNE 28        SEPTEMBER 27
                                          1997              1998             1998              1998
                                    -----------------------------------------------------------------------
                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION.)
Revenues                                $ 44,968         $ 46,682          $ 48,953          $50,673
Gross profit (1)                           8,786            8,939            10,208           11,271
Operating income                           2,726            2,286             3,524            4,116
Income  before
  income taxes                             1,803            1,351             2,561            3,276
Income before
  cumulative effect of change
   in accounting principle                 1,208              904             1,717            2,194
Net income (2)                               572              904             1,717            2,194
Basic and diluted earnings per
   common share:
   Before cumulative effect                  .10              .08               .14              .19
   Net income                                .05              .08               .14              .19


(1) Restaurant and consumer product sales, less cost of food and beverages, labor and benefits, occupancy and other operating expenses, excluding advertising expenses.
(2) The quarter ended December 28, 1997 reflects retroactive application of the cumulative change in accounting principle adopted in the third quarter of fiscal 1998 (see Note 1 - Pre-opening Costs).
(3) The quarter ended October 3, 1999 consisted of 14 weeks compared with 13 weeks for the other quarters presented.

                   Uno Restaurant Corporation and Subsidiaries

14.      SUBSEQUENT EVENT

On November 30, 1999, the Company declared a 10% Common Stock dividend payable on December 23, 1999 to stockholders of record as of December 13, 1999. All share and per share data in the accompanying financial statements have been retroactively adjusted to reflect the stock dividend.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION                                                                PAGE
-------                             -----------                                                                ----

3.1         Restated Certificate of Incorporation, as amended, filed as Exhibit
            3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1995 (the "April 2, 1995 Form 10-Q"). *
3.2         Amended and Restated By-laws filed as Exhibit 3.2 to the April 2, 1995
            Form 10-Q.                                                                                          *
4.1         Specimen Certificate of Common Stock, filed as Exhibit 4.1 to the
            Company's Registration Statement on Form S-2 (Registration No.
            333-86765) ("1999 Registration Statement"). *
10.1        Lease between Uno Restaurants, Inc. and Aaron D. Spencer dated
            March 30, 1987 for premises in Boston, Massachusetts, filed as
            Exhibit 10.3 to the Company's Registration Statement on Form S-1
            (Registration No. 33-13100) ("1987 Registration Statement").                                        *
10.2        Lease between Uno Restaurants, Inc. and Aaron D. Spencer dated
            March 30, 1987 for premises in West Roxbury, Massachusetts, filed as
            Exhibit 10.2 to the 1987 Registration Statement.                                                    *
10.3        Amendment to Lease dated November 17, 1992 for premises in West
            Roxbury, Massachusetts, filed as Exhibit 10.3 to the 1999
            Registration Statement.                                                                             *
10.4        Lease Between Uno Restaurants, Inc. and Lisa S. Cohen and Mark N.
            Spencer dated February 1, 1990 for premises in West Roxbury,
            Massachusetts, filed as Exhibit 10.4 to the 1999 Registration
            Statement.                                                                                          *
10.5        Quitclaim Deed between Aaron D. Spencer, Lisa S. Cohen and Mark N.
            Spencer and Charles Park Road, LLC dated August 10, 1998, filed as
            Exhibit 10.5 to the 1999 Registration Statement.                                                    *
10.6        Form of Franchise Agreement and Area Franchise Agreement, filed as
            Exhibit 10(d) to the Company's Annual Report on Form 10-K for fiscal year ended September 29, 1996 (the "1996 Annual Report on Form
            10-K").                                                                                             *
10.7        1999 Uniform Franchisee Offering Circular, including Current Form of
            Franchise Agreement, filed as Exhibit 10(d) on the Company's Annual
            Report on Form 10-Q for the fiscal quarter ended June 27, 1999 (the
            "June 27, 1999 Form 10-Q").                                                                         *
10.8        Uno Restaurant Corporation 1987 Employee Stock Option Plan, as amended,                             *
            filed as Exhibit 10.8 to the 1999 Registration Statement.
10.9        Uno Restaurant Corporation 1989 Non-Qualified Stock Option Plan for
            Non- Employee Directors, filed as Exhibit A to the Company's Proxy
            Statement for the Annual Meeting of Stockholders held on February 8,
            1995.                                                                                               *
10.10       Uno Restaurant Corporation 1993 Non-Qualified Stock Option Plan for
            Non- Employee Directors, as amended, filed as Exhibit 10(g) to the
            Company's Annual Report on Form 10-K for the fiscal year ended
            September 28, 1997 (the "1997 Annual Report on Form 10-K").                                         *
10.11       Uno Restaurant Corporation 1997 Employee Stock Option Plan, filed as
            Exhibit A to the Company's Proxy Statement for the Annual Meeting of
            Stockholders held on February 26, 1997.                                                             *
10.12       Uno Restaurant Corporation 1997 Key Officer Stock Option Plan, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting
            of Stockholders held on February 26, 1998.                                                          *
10.13       Uno Restaurant Corporation 1997 Non-Qualified Stock Option Plan for
            Non- Employee Directors, filed as Exhibit B to the Company's Proxy
            Statement for the Annual Meeting of Stockholders held on February
            26, 1998.                                                                                           *
10.14       Form of Indemnification Agreement between the Company and its
            Directors, filed as Exhibit 10.6 to the 1987 Registration Statement.                                *
10.15       Interest Rate Swap Agreement between Fleet Bank of Massachusetts,
            N.A. and Uno Restaurants, Inc. dated October 25, 1995, filed as
            Exhibit 10(k) to the Company's Annual Report on Form 10-K for the
            fiscal year ended October 1, 1995 (the "1995 Annual Report on Form 10-K").                          *
10.16       Interest Rate Swap Agreement between Fleet Bank of Massachusetts, N.A.
            and Uno Restaurants, Inc. dated July 21, 1998, filed as Exhibit 10(n)
            to the Company's Annual Report on Form 10-K for the fiscal year ended
            September 27, 1998 (the "1998 Annual Report on Form 10-K).                                          *
10.17       Note between the Company and Craig S. Miller dated April 1, 1997,
            filed as Exhibit 10(r) to the Company's 1997 Annual Report on Form 10-K.                            *




10.18       Amendment to Promissory Note and Revised Debt Agreement dated April
            7, 1998, and Second Amendment to Promissory Note and Revised Debt
            Agreement dated September 27, 1998, each between the Company and
            Craig S. Miller, filed as Exhibit 10(p) to the 1998 Annual Report on
            Form 10- K.                                                                                         *
10.19       Third Amendment to Promissory Note and Revised Debt Agreement dated
            August 3, 1999, each between the Company and Craig S. Miller, filed as Exhibit 10(p) to the June 27, 1999 Form 10-Q. *
10.20       Form of Change in Control Protection Agreements between Uno Restaurant
            Corporation and Mr. Spencer and Mr. Miller, filed as Exhibit 10(m) to
            the 1997 Annual Report on Form 10-K.                                                                *
10.21       Form of Change in Control Protection Agreements between Uno Restaurant
            Corporation and Senior Vice Presidents, filed as Exhibit 10(n) to the
            1997 Annual Report on Form 10-K.                                                                    *
10.22       Form of Change in Control Protection Agreements between Uno Restaurant
            Corporation and its other officers, filed as Exhibit 10(o) to the 1997
            Annual Report on Form 10-K.                                                                         *
10.23       Master Lease-Purchase Agreement between ORIX Credit Alliance, Inc., as Lessor, and Massachusetts Industrial Finance Agency, as Lessee,
            dated April 19, 1994, and Master Sublease-Purchase Agreement between
            Massachusetts Industrial Finance Agency, as Sublessor, and Uno
            Foods, Inc. as Sublessee, dated April 19, 1994, filed as Exhibit
            10(s) to the Company's Annual Report on Form 10-K for the fiscal
            year ended October 2, 1994.                                                                         *
10.24       MetLife Capital Financial Corporation Mortgage Notes: $1,875,000
            8.75% Note dated December 23, 1996 of 8250 International Drive
            Corporation, $825,000 8.75% Note dated December 23, 1996 of Saxet
            Corporation, $900,000 8.75% Note dated December 23, 1996 of Saxet
            Corporation, $675,000 8.75% Note dated January 30, 1997 of Saxet
            Corporation, $825,000 8.75% Note dated February 27, 1997 of Saxet
            Corporation, each payable to the order of MetLife Capital Financial
            Corporation, filed as Exhibit 10(q) to the 1997 Annual Report on
            Form 10-K.                                                                                          *
10.25       $55,000,000 Amended and Restated Revolving Credit and Term Loan Agreement
            ("Revolving Credit and Term Loan Agreement") dated as of November 4, 1997 by and among Uno Restaurants, Inc. and Saxet Corp., as Borrowers, Uno
            Foods, Inc., Pizzeria Uno Corporation, URC Holding Company, Inc. and Uno
            Restaurant Corporation, as Guarantors, and Fleet National Bank, as Agent
            and BankBoston, N.A. as Co-Agent (without exhibits), filed as Exhibit 10(s)
            to the 1997 Annual Report on Form 10-K.                                                             *
10.26       Amendment to Revolving Credit and Loan Agreement dated September 28, 1998,
            filed as Exhibit 10.26 to the 1999 Registration Statement.                                          *
10.27       Executive Employment Agreement dated October 1, 1997, as amended, by and between the Company and Paul MacPhail, filed as Exhibit 10.27 to the 1999
            Registration Statement.                                                                             *
10.28       Executive Employment Agreement dated October 1, 1997, as amended, by and between the Company and Robert Brown, filed as Exhibit 10.28 to the 1999
            Registration Statement.                                                                             *
10.29       Executive Employment Agreement dated October 1, 1997, as amended, by and between the Company and Robert Vincent, filed as Exhibit 10.29 to the 1999
            Registration Statement.                                                                             *
10.30       Executive Employment Agreement dated October 1, 1997, as amended, by and between the Company and Alan Fox, filed as Exhibit 10.30 to the 1999
            Registration Statement.                                                                             *
10.31       Contract with Beatrice Cheese, Inc. dated March 18, 1999, filed as
            Exhibit 10.31 to the 1999 Registration Statement.                                                   *
10.32       Promissory Note between the Company and Aaron D. Spencer dated
            August 26, 1999, filed as Exhibit 10.32 to the 1999 Registration Statement.                         *
21.1        Subsidiaries of the Registrant.
23.2        Consent of Ernst & Young LLP.
27.1        Financial Data Schedule.


-----------

  * In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are incorporated by reference.