Form 10-K/A
period 1999-10-03
UNO RESTAURANT CORP
filed 2000-01-21
CIK 812075

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended OCTOBER 3, 1999
                          ---------------

                                       OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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

                                      NONE
                             ----------------------
                                (Title of Class)

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

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uno Restaurant Corporation and subsidiaries at October 3, 1999 and September 27, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 3, 1999, in conformity with accounting principles generally accepted in the United States.

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

                              /s/ Ernst & Young LLP

Boston, Massachusetts
October 29, 1999, except for Note 14,
  as to which the date is November 30, 1999

This amendment is being submitted for the purpose of correcting a typographical error on page 38 of the registrant's annual report on Form 10-K for the fiscal year ended October 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNO RESTAURANT CORPORATION

                              By: /s/ Robert M. Vincent
                                  ------------------------------------
                                      Robert M. Vincent,
                                      Senior Vice President-Finance,
                                      Chief Financial Officer and
                                      Treasurer (Principal Financial
                                      Officer)

                              Date:  January 21, 2000