Form 10-Q
period 2000-01-02
UNO RESTAURANT CORP
filed 2000-02-11
CIK 812075

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 2, 2000
                                                ---------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 1-9573
                                                 ------

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

         As of January 26, 2000, 11,403,833 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           UNO RESTAURANT CORPORATION

                                      INDEX

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS............................3

                           Consolidated Balance Sheets --
                           January 2, 2000 and October 3, 1999.............3

                           Consolidated Statements of Income --
                           Thirteen weeks ended
                           January 2, 2000 and December 27, 1998...........4

                           Consolidated Statements of Cash Flows --
                           Thirteen weeks ended January 2, 2000 and
                           December 27, 1998...............................5

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

         ITEM 3.           QUANTITATIVE AND QUALITATIVE

                           DISCLOSURE ABOUT MARKET RISKS..................11

PART II.  OTHER INFORMATION

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K...............12

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

                                                                                        January 2,    October 3,
                                                                                           2000          1999
                                                                                        -----------   ----------
                                                                                        (Unaudited)
                                                         ASSETS
CURRENT ASSETS
 Cash                                                                                   $  1,072      $    752
 Accounts receivable, net                                                                  3,353         2,398
 Inventory                                                                                 2,644         2,436
 Prepaid expenses and other assets                                                         2,114         1,757
                                                                                        ---------     ---------
   TOTAL CURRENT ASSETS                                                                    9,183         7,343

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
 Land                                                                                     17,978        17,143
 Buildings                                                                                30,267        28,920
 Leasehold improvements                                                                  102,995       101,326
 Equipment                                                                                60,364        58,576
 Construction in progress                                                                  4,214         2,930
                                                                                        ---------     ---------
                                                                                         215,818       208,895

Less allowance for depreciation and amortization                                          83,376        80,149
                                                                                        ---------     ---------
                                                                                         132,442       128,746

OTHER ASSETS
 Deferred income taxes                                                                    10,540        10,020
 Royalty fee                                                                                  51            72
 Liquor licenses and other assets                                                          3,722         3,431
                                                                                        ---------     ---------
                                                                                        $155,938      $149,612
                                                                                        =========     =========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                       $  6,923      $  7,798
 Accrued expenses                                                                          9,832         8,668
 Accrued compensation and taxes                                                            2,695         3,369
 Income taxes payable                                                                      2,577         2,914
 Current portion of long-term debt and capital
  lease obligations                                                                        4,061         4,075
                                                                                        ---------     ---------
  TOTAL CURRENT LIABILITIES                                                               26,088        26,824

Long-term debt, net of current portion                                                    35,903        31,612
Capital lease obligations, net of current portion                                            455           489
Other liabilities                                                                          9,991         9,708

SHAREHOLDERS' EQUITY

 Preferred Stock, $1.00 par value, 1,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000 shares authorized, 15,415 and 15,375
  shares issued and outstanding in Fiscal Years 2000 and 1999, respectively                  154           154
 Additional paid-in caital                                                                55,962        55,648
 Retained earnings                                                                        54,177        52,003
                                                                                        ---------     ---------
                                                                                         110,293       107,805
 Treasury Stock (4,095 and 4,100 shares at cost,in
                 Fiscal Years 2000 and 1999, respectively)                               (26,792)      (26,826)
                                                                                        ---------     ---------
TOTAL SHAREHOLDERS' EQUITY                                                                83,501        80,979
                                                                                        ---------     ---------
                                                                                        $155,938      $149,612
                                                                                        =========     =========

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)

                                                Thirteen Weeks Ended
                                              --------------------------
                                              January 2,    December 27,
                                                 2000           1998
                                                ------         ------
REVENUES
 Restaurant sales                             $49,028        $44,933
 Consumer product sales                         2,811          2,564
 Franchise income                               1,307          1,250
                                              --------       --------
                                               53,146         48,747

COSTS AND EXPENSES
 Cost of food and beverages                    13,363         12,952
 Labor and benefits                            16,203         14,906
 Occupancy costs                                7,346          7,094
 Other operating costs                          4,873          4,245
 General and administrative                     4,203          3,488
 Depreciation and amortization                  3,224          3,061
                                              --------       --------
                                               49,212         45,746
                                              --------       --------

OPERATING INCOME                                3,934          3,001


INTEREST AND OTHER EXPENSE                        640            847
                                              --------       --------


 Income before income taxes                     3,294          2,154
 Provision for income taxes                     1,120            711
                                              --------       --------


NET INCOME                                    $ 2,174        $ 1,443
                                              ========       ========

Earnings per Share:
 Basic                                        $   .19        $   .13
 Diluted                                      $   .18        $   .13
                                              --------       --------

Weighted average shares outstanding:
  Basic                                        11,303         11,498
  Diluted                                      12,077         11,534

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                       Thirteen Weeks Ended
                                                                     ------------------------
                                                                     January 2,  December 27,
                                                                        2000        1998
                                                                     ----------  ------------
OPERATING ACTIVITIES
  Net income                                                       $ 2,174            $ 1,443
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                                     3,258              3,090
   Deferred income taxes                                              (520)              (383)
   Provision for deferred rent                                          73                 90
    Gain on disposal of equipment                                      (23)                (1)
           Contribution to employee benefit programs                   152                 96
 Changes in operating assets and liabilities, net
    of effects from business acquisitions:
     Accounts receivables                                             (955)              (943)
     Inventory                                                        (208)              (403)
     Prepaid expenses and other assets                                (658)               172
     Accounts payable and other liabilities                           (175)               129
     Income taxes payable                                             (337)               792
                                                                   --------           -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                     2,781              4,082

INVESTMENT ACTIVITIES
  Additions to property, equipment and
   leasehold improvements                                           (6,923)            (4,446)
  Proceeds from sale of fixed assets                                    23                  1
                                                                   --------           --------
NET CASH USED FOR INVESTING ACTIVITIES                              (6,900)            (4,445)

FINANCING ACTIVITIES

  Proceeds from revolving credit agreement                          21,647             17,794
  Principal payments on revolving credit agreement
   and capital lease obligations                                   (17,404)           (16,127)
  Purchase of Treasury Stock                                             0             (2,330)
  Exercise of stock options                                            196                117
                                                                   --------           -------
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   4,439               (546)
                                                                   --------           ---------

INCREASE (DECREASE) IN CASH                                            320               (909)
CASH AT BEGINNING OF PERIOD                                            752              2,030
                                                                   --------           -------

CASH AT END OF PERIOD                                              $ 1,072            $ 1,121
                                                                   ========           ========



Certain amounts in fiscal 1999 have been reclassified to permit comparison.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with our financial statements for the fiscal year ended October 3, 1999.

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

The following table sets forth the computation of basic and diluted earnings per share.

                                               Thirteen Weeks Ended
                                             January 2,    December 27,
                                               2000            1998
                                             ----------    ------------
Numerator for Basic Earnings
per Share:

Weighted average shares
outstanding                                  11,303,383       11,498,031

Common Stock equivalents:
  Stock options                                 773,862           35,545
                                            ------------      -----------

Numerator for Diluted Earnings
per Share:

Weighted average shares
outstanding including common
stock equivalents                            12,077,245       11,533,576
                                            ============      ===========


Net Income                                   $2,174,000       $1,443,000
                                             ===========     ============

Basic and Diluted Earnings per Share:

Basic                                        $      .19       $      .13
                                             ===========      ===========
Diluted                                      $      .18       $      .13
                                             ===========      ===========



NOTE C - 10% COMMON STOCK DIVIDEND

On November 30, 1999, the Company declared a 10% Common Stock dividend payable on December 23, 1999 to stockholders of record as of December 13, 1999. All share and per share data in the accompanying financial statements have been retroactively adjusted to reflect the stock dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR CAUTIONARY STATEMENT

From time to time, information and statements provided by our filings with the Securities and Exchange Commission, shareholder reports, press releases and oral statements may include forward-looking statements which reflect the our current view with respect to future events and financial performance. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from historical results or those anticipated. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Risks and uncertainties include, without limitation, the our ability to open new restaurants and operate new and existing restaurants profitably, changes in local, regional and national economic conditions, especially economic conditions in the areas in which our restaurants are concentrated, increasingly intense competition in the restaurant industry, increases in food, labor, employee benefits and similar costs, and other risks detailed from time to time in our news releases, reports to shareholders and periodic reports filed with the Securities and Exchange Commission.

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in our income statements and operating data for the periods indicated:

THIRTEEN WEEKS ENDED JANUARY 2, 2000 COMPARED TO THIRTEEN WEEKS ENDED DECEMBER 27, 1998

                                               13 Weeks Ended
                                               --------------
                                        1/2/2000           12/27/98
                                        --------           --------
REVENUES:
Restaurant sales                          92.3%              92.2%
Consumer product sales                     5.3                5.3
Franchise income                           2.4                2.5
                                         ------             ------

     Total                               100.0%             100.0%
                                         ------             ------

COSTS AND EXPENSES:
Cost of food and  beverages (1)           25.8%              27.3%
Labor and benefits (1)                    31.3               31.4
Occupancy costs (1)                       14.2               14.9
Other operating costs (1)                  9.4                8.9
General and administrative                 7.9                7.2
Depreciation and amortization (1)          6.2                6.4
                                         ------             ------
Operating income                           7.4                6.2

Interest and Other expense                 1.2                1.7
                                         ------             ------

Income before taxes                        6.2                4.5
Provision for income taxes                 2.1                1.5
                                         ------             ------


Net income                                 4.1%               3.0%
                                         ======             ======


(1) Percentage of restaurant and consumer product sales

NUMBER OF RESTAURANTS AT END OF QUARTER:

Company-owned Uno's - full service         101              97
Franchised Uno's - full service             61              65

TOTAL REVENUES. Total revenue increased 9.0% to $53.1 million from $48.7 million last year.

RESTAURANT SALES. Company-owned restaurant sales rose 9.1% to $49.0 million from $44.9 million last year due primarily to a 5.9% increase in comparable store sales for the first quarter versus the same period last year. Average weekly sales, which includes sales at comparable stores as well as new units, increased 5.6% during the first quarter. Store operating weeks of full-service Pizzeria Uno...Chicago Bar & Grill units grew 3.8% as five restaurants were added during the past four quarters, three of them in the first quarter of fiscal 2000.

CONSUMER PRODUCT SALES. Consumer product sales increased 9.6% for the first quarter this year to $2.8 million from $2.6 million last year. Sales in the contract food service category grew 20.5% over last year. The growth was led by increased shipments to airlines, hotels, cinemas and convenience store business. Sales of fresh product to retail grocers in the New England region increased 3.3% over the same period last year while the category as a whole declined 4.3% due to the loss of a major club store sales account.

FRANCHISE INCOME. Franchise income, which includes royalty income and initial franchise fees, increased to $1.31 million versus $1.25 last year. Royalty income increased 5.1% to $1.23 million this year compared to $1.17 million last year. The increase in royalty income was primarily due to a 8.2% increase in average weekly sales for full-service franchised restaurants. Franchise fees of $78,000 were recorded this year compared to $80,000 last year. Three full-service franchise restaurants opened and two full-service franchise restaurants closed during the first quarter of fiscal 2000.

COST OF FOOD AND BEVERAGES. Cost of food and beverage as a percentage of restaurant and consumer product sales decreased to 25.8% compared to 27.3% last year. This decrease was primarily due to lower cheese costs, which were down approximately 21% over last years levels. In December, 1999 we signed an agreement with our cheese supplier to fix the cost of mozzarella cheese for calendar year 2000 at approximately 4% below 1999 levels.

LABOR AND BENEFITS. Labor costs were down slightly 31.3% from 31.4% last year as a percentage of restaurant and consumer product sales as an increase in the average wage rate was absorbed by lower employee benefit expense.

OCCUPANCY COSTS. Occupancy costs declined as a percentage of restaurant and consumer product sales to 14.2% from 14.9% due to sales leverage gains.

OTHER OPERATING COSTS. Other operating costs were up to 9.4% as a percentage of restaurant and consumer product sales from 8.9% last year on higher pre-opening expense.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenditures as a percentage of total revenues increased to 7.9% from 7.2% last year on higher salary and wage expense associated with infrastructure spending to support our accelerated growth objectives, and increased trainee labor expense.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense as a percentage of restaurant and consumer product sales was down to 6.2% versus 6.4% last year due to increased sales leverage.

OPERATING INCOME. Operating income was $3.9 million, which represents an operating margin of 7.4%. Operating income for last year was $3.0 million, which represents an operating margin of 6.2%.

INTEREST AND OTHER EXPENSE. Interest and other expense of $640,000 decreased from $847,000 last year due primarily to reduced interest expense as a slightly higher borrowing rate was offset by a reduced level of debt.

PROVISION FOR INCOME TAXES. The effective tax rate of 34.0% for the quarter was higher than the 33.0% effective tax rate for the same quarter last year, but consistent with the full year tax rate of 34.0%.

NET INCOME. Net income increased to $2.2 million from $1.4 million last year based on the factors noted above.

LIQUIDITY AND SOURCES OF CAPITAL

The following table presents a summary of our cash flows for the period ended January 2, 2000.

                                                         (In Thousands)
                                                         --------------
Net cash provided by operating activities                    $ 2,781
Net cash used in investing activities                         (6,900)
Net cash used in financing activities                          4,439
                                                             -------
Increase in cash                                             $   320
                                                             =======


Historically, we have leased most of our restaurant locations and pursued a strategy of controlled growth, financing our expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. During the first three months of fiscal 2000, our investment in property, equipment and leasehold improvements was $6.9 million.

We currently plan to open approximately 12 to 13 restaurants in fiscal 2000, three of which were opened in the first quarter. The average cash investment required to open a full service Pizzeria Uno restaurant, excluding land and pre-opening costs, is approximately $1.6 million.

As of January 2, 2000, we had outstanding indebtedness of $35.3 million under our $55 million credit facility, $613,000 in capital lease obligations and $4.5 million under our mortgage financing. Advances under the revolving credit facility will accrue interest at the lender's prime rate plus 0-50 basis points, or alternatively, 100-175 basis points above LIBOR. We anticipate using the revolving credit facility in the future for the development of additional restaurants, and for working capital.

On November 30, 1999 our board of directors declared a 10% stock dividend on the outstanding shares of our common stock. The stock dividend was payable on December 23, 1999 to shareholders of record as of December 13, 1999.

We believe that existing cash balances, cash generated from operations and borrowing under our revolving line of credit will be sufficient to fund our capital requirements for the foreseeable future.

We are currently obligated under 103 leases, including 99 leases for Company-owned restaurants, two leases for our executive offices, one lease for an office building containing one of our restaurants and one lease for a mill shop.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal year 2001. This statement requires all derivatives to be carried on the balance sheet as assets or liabilities at fair value. The accounting for changes in the fair value of the derivatives would depend on the hedging relationship and would be reported in the income statement, or as a component of comprehensive income. We believe that the adoption of this new accounting standard will not have a material impact on our consolidated financial statements.

YEAR 2000 COMPLIANCE

    The Year 2000 problem is a result of computer programs being written using two digits rather than four to define the applicable year. Any of our programs that have time sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations using existing software. We did not experience any significant disruptions of business as a result of the year 2000 problem. Business affairs with our major vendors and food distributors, our credit card processor and our franchisees continued without any critical interruptions. However, if unanticipated problems arise from systems or equipment in the future, there could be material adverse effects on our consolidated financial position, results of operations and cash flows.

We expensed all maintenance and modification costs as we incurred them. We capitalized and depreciated the cost of new software, if material, over its expected useful life. We incurred costs of approximately $150,000 in testing and remediation of all our systems and applications. Approximately $60,000 of the total cost of testing and remediation related to repair issues and the remainder to replacement of equipment. All costs were budgeted and funded by cash flows from operations. No information technology projects were deferred due to Year 2000 compliance efforts. We did not purse independent verification of our systems because we believe that any effort would be as costly as the remediation effort and was not warranted. The costs related to the Year 2000 compliance project was not material to our financial position or results of operations.

IMPACT OF INFLATION

Inflation has not been a major factor in our business for the last several years. We believe we have historically been able to pass on increased costs through menu price increases, but there can be no assurance that we will be able to do so in the future. Future increases in local area construction costs could adversely affect our ability to expand.

SEASONALITY

Our business is seasonal in nature, with revenues and, to a greater degree, operating income being lower in the first and second fiscal quarters than in other quarters. Our seasonal business pattern is due to our concentration of units in the Northeast, and the resulting lower winter volumes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         We have market risk exposure to interest rates on our fixed and variable rate debt obligations and we manage this exposure through the use of interest rate swaps. We do not enter into contracts for trading purposes. The information below summarizes the our market risk associated with debt obligations and derivative financial instruments as of January 2, 2000. For debt obligations, the table presents principal cash flows and related average interest rates by expected fiscal year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal quarter end. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by fiscal year of maturity. The average variable rates are the implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal quarter end.

                        Expected Fiscal Year of Maturity
                                (US$ in millions)

                                                                          Fair
                                                                          Value
                         2000   2001   2002   2003   2004   Thereafter   1/2/2000
                         ----   ----   ----   ----   ----   ----------   --------
Liabilities:
Fixed Rate              $0.17  $0.24  $0.26  $0.28  $0.31      $3.29       $4.54
Average Interest Rate    8.75%  8.75%  8.75%  8.75%  8.75%

Variable rate           $2.76  $3.68  $3.68  $3.68 $18.64      $4.50      $35.26
Average Interest Rate    7.74%  8.28%  8.43%  8.50%  8.64%


Interest Rate Swaps:
Receive Variable/
 Pay Fixed             $30.00 $30.00                                       $0.15
   Weighted Average
       Pay Rate          5.96%  5.84%   --     --      --        --
   Average Receive Rate  6.49%  6.99%   --     --      --        --

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS

                 10.1 Amendment to lease between Uno Restaurants, Inc. and Aaron D. Spencer dated January 24, 2000.

                 10.33 Contract with Beatrice Cheese, Inc. dated December 27, 1999.

           (b)   REPORTS ON FORM 8-K

                 Uno Restaurant Corporation did not file any Reports on Form 8-K during the quarter ended January 2, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNO RESTAURANT CORPORATION
                                           (Registrant)

Date:    February 11, 2000             By: /s/ Craig S. Miller
       ---------------------              --------------------------------
                                           Craig S. Miller
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date:    February 11, 2000             By: /s/ Robert M. Vincent
       ---------------------              ----------------------------------
                                           Robert M. Vincent
                                           Senior Vice President-Finance,
                                           and Chief Financial Officer
                                           (Principal Financial Officer)