Form 10-Q
period 2000-04-02
UNO RESTAURANT CORP
filed 2000-05-12
CIK 812075

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 2, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from               to
                                         --------------    -------------
          Commission file number                1-9573
                                ----------------------------------------

                           UNO RESTAURANT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                            04-2953702
      ---------------------------------            ----------------------
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

        As of May 1, 2000, 11,086,385 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           UNO RESTAURANT CORPORATION

                                      INDEX

                                                                    PAGE
                                                                    ----
PART I.  FINANCIAL INFORMATION

        ITEM 1.       FINANCIAL STATEMENTS............................3

                      Consolidated Balance Sheets --
                      April 2, 2000 and October 3, 1999...............3

                       Consolidated Statements of Income --
                      Thirteen and twenty-six weeks ended
                      April 2, 2000 and March 28, 1999................4

                      Consolidated Statements of Cash Flows --
                      Twenty-six weeks ended April 2, 2000 and
                      March 28, 1999..................................5

                      Notes to Consolidated Financial
                      Statements......................................6

        ITEM 2.       MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS.......................7

        ITEM 3.       QUANTITATIVE AND QUALITATIVE
                      DISCLOSURE ABOUT MARKET RISKS...................12

PART II.  OTHER INFORMATION

        ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K................13

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

                                                                        APRIL 2,    OCTOBER 3,
                                                                          2000         1999
                                                                        --------    ----------
                                                                       (Unaudited)

                                     ASSETS

CURRENT ASSETS
 Cash                                                                   $    836      $    752
 Accounts receivable, net                                                  2,523         2,398
 Inventory                                                                 2,646         2,436
 Prepaid expenses and other assets                                         2,134         1,757
                                                                        --------      ---------
   TOTAL CURRENT ASSETS                                                    8,139         7,343

PROPERTY AND EQUIPMENT
 Land                                                                     17,978         17,143
 Buildings                                                                31,647         28,920
 Leasehold improvements                                                  106,507        101,326
 Equipment                                                                62,835         58,576
 Construction in progress                                                  4,551          2,930
                                                                        --------      ---------
                                                                         223,518        208,895

 Allowance for depreciation and amortization                              86,651         80,149
                                                                        --------      ---------
                                                                         136,867        128,746

OTHER ASSETS
 Deferred income taxes                                                    10,958         10,020
 Liquor licenses and other assets                                          3,765          3,503
                                                                       ---------      ---------
                                                                        $159,729       $149,612
                                                                       =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                       $  7,498      $   7,798
 Accrued expenses                                                          9,056          8,668
 Accrued compensation and taxes                                            2,935          3,369
 Income taxes payable                                                        997          2,914
 Current portion of long-term debt and capital
  lease obligations                                                        4,014          4,075
                                                                        --------      ---------
  TOTAL CURRENT LIABILITIES                                               24,500         26,824

Long-term debt, net of current portion                                    41,774         31,612
Capital lease obligations, net of current portion                            454            489
Other liabilities                                                         10,215          9,708

SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value, 1,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000 shares authorized,
 15,631 and 15,375 shares issued and outstanding in fiscal
  years 2000 and 1999, respectively                                          156            154
 Additional paid-in capital                                               57,408         55,648
 Retained earnings                                                        56,224         52,003
                                                                        --------       --------
                                                                         113,788        107,805
 Treasury Stock (4,559 and 4,100 shares at cost,in
  fiscal years 2000 and 1999, respectively)                              (31,002)       (26,826)
                                                                        --------      ---------
TOTAL SHAREHOLDERS' EQUITY                                                82,786         80,979
                                                                        --------      ---------
                                                                        $159,729       $149,612
                                                                        ========      =========

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

                                               THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                                              ----------------------     ----------------------
                                              APRIL 2,     MARCH 28,       APRIL 2,  MARCH 28,
                                               2000          1999           2000       1999
                                              --------     --------        --------  --------

REVENUES
 Restaurant sales                             $50,501       $46,718        $99,529     $91,651
 Consumer product sales                         2,819         2,303          5,630       4,867
 Franchise income                               1,341         1,230          2,648       2,480
                                             --------      --------       --------   ---------
                                               54,661        50,251        107,807      98,998

COSTS AND EXPENSES
 Cost of food and beverages                    13,608        13,153         26,971      26,105
 Labor and benefits                            17,093        15,514         33,296      30,420
 Occupancy costs                                7,616         7,237         14,962      14,331
 Other operating costs                          4,923         4,443          9,796       8,688
 General and administrative                     4,307         3,717          8,510       7,205
 Depreciation and amortization                  3,270         3,105          6,494       6,166
                                             --------      --------       --------     --------
                                               50,817        47,169        100,029      92,915
                                             --------      --------       --------     --------

OPERATING INCOME                                3,844         3,082          7,778       6,083

INTEREST AND OTHER EXPENSE                        742           853          1,382       1,700
                                             --------      --------       --------     --------

INCOME BEFORE INCOME TAXES                      3,102         2,229          6,396        4,383
PROVISION FOR INCOME TAXES                      1,055           735          2,175        1,446
                                             --------      --------       --------     --------

NET INCOME                                   $  2,047     $   1,494        $ 4,221      $ 2,937
                                             ========     =========       ========     ========

Earnings per Share:
Basic                                         $  .18         $  .13         $  .37     $    .26
Diluted                                       $  .17         $  .13         $  .35     $    .25


Weighted average shares outstanding:
Basic                                         11,302         11,373         11,303       11,435
Diluted                                       12,077         11,533         12,077       11,533

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                          TWENTY-SIX WEEKS ENDED
                                                                          ----------------------
                                                                         APRIL 2,        MARCH 28,
                                                                          2000             1999
                                                                         --------        ---------
OPERATING ACTIVITIES

  Net income                                                             $4,221          $2,937
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                                          6,566           6,223
   Deferred income taxes                                                   (938)           (766)
   Provision for deferred rent                                              151             175
   Gain on disposal of equipment                                            (38)             (2)
   Contribution to employee benefit program                                 152             150
  Changes in operating assets and liabilities, net of effects from business acquisitions:
     Accounts receivable                                                   (510)             29
     Inventory                                                             (210)              8
     Prepaid expenses and other assets                                     (703)            246
     Accounts payable and other liabilities                                  10             215
     Income taxes payable                                                (1,917)           (288)
                                                                        --------        --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                               6,784           8,927

INVESTMENT ACTIVITIES
  Additions to property, equipment and
   leasehold improvements                                               (14,623)         (8,951)
  Proceeds from sale of fixed assets                                         38               2
                                                                        --------        --------
  NET CASH USED IN INVESTING ACTIVITIES                                 (14,585)         (8,949)


FINANCING ACTIVITIES
  Proceeds from revolving credit agreement                               44,561          39,933
  Principal payments on revolving credit agreement
   and capital lease obligations                                        (34,495)        (37,738)
  Purchase of Treasury Stock                                             (3,825)         (2,365)
  Exercise of stock options                                               1,644             139
                                                                        --------        --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     7,885             (31)
                                                                        --------        ---------

INCREASE (DECREASE) IN CASH                                                  84             (53)
CASH AT BEGINNING OF YEAR                                                   752           2,030
                                                                        --------        --------

CASH AT END OF PERIOD                                                    $  836          $1,977
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

The following table sets forth the computation of basic and diluted earnings per share.

                                   THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                                   APRIL 2,    MARCH 28,     APRIL 2,   MARCH 28,
                                    2000         1999          2000        1999
                                 -----------  ----------     ---------   --------

Numerator for Basic Earnings
per share:

Weighted average shares
outstanding                      11,302,038   11,372,534    11,302,728  11,435,282

Common Stock equivalents:
  Stock options                     774,800      160,622       774,331      98,084
                                -----------   ----------   -----------  -----------
Numerator for Diluted Earnings
per share:

Weighted average shares
outstanding including common
stock equivalents                12,076,838   11,533,156    12,077,059  11,533,366
                                 ==========   ==========    ========== ===========


Net Income                       $2,047,000  $ 1,494,000    $4,221,000  $2,937,000
                                 ========== ============    ==========  ==========


Basic and Diluted Earnings per share:

Basic                           $      .18   $      .13     $     .37   $      .26
                                ==========   ==========     ==========  ==========
Diluted                         $      .17   $      .13     $     .35   $      .25
                               ==========    ==========     ==========  ==========



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

THIRTEEN WEEKS ENDED APRIL 2, 2000 COMPARED TO THIRTEEN WEEKS ENDED
MARCH 28, 1999

                                                        13 WEEKS ENDED
                                                  -------------------------
                                                  4/2/00            3/28/99
                                                  ------            -------
REVENUES:
Restaurant sales                                    92.4%              93.0%
Consumer product sales                               5.2                4.6
Franchise income                                     2.4                2.4
                                                   ------             ------

     Total                                         100.0%             100.0%
                                                   ------             ------

COSTS AND EXPENSES:
Cost of food and  beverages (1)                     25.5%              26.8%
Labor and benefits (1)                              32.1               31.6
Occupancy costs (1)                                 14.3               14.8
Other operating costs (1)                            9.2                9.1
General and administrative                           7.9                7.4
Depreciation and amortization (1)                    6.1                6.3
                                                   ------             ------
Operating income                                     7.0                6.1

Interest and Other expense                           1.3                1.7
                                                   ------             ------

Income before taxes                                  5.7                4.4
Provision for income taxes                           1.9                1.4
                                                   ------             ------

Net income                                           3.8%               3.0%
                                                   ======             ======

(1) Percentage of restaurant and consumer product sales

NUMBER OF RESTAURANTS AT END OF QUARTER:

Company-owned Uno's - full service                   103                 98
Franchised Uno's - full service                       62                 66

TOTAL REVENUES. Total revenue increased 8.8% to $54.7 million from $50.3 million last year.

RESTAURANT SALES. Company-owned restaurant sales rose 8.1% to $50.5 million from $46.7 million last year due primarily to a 3.5% increase in comparable store sales for the second quarter versus the same period last year. Average weekly sales, which includes sales at comparable stores as well as new units, increased 3.9% during the second quarter. Store operating weeks of full-service Pizzeria Uno...Chicago Bar & Grill units grew 4.2% as six restaurants were added during the past four quarters, two of them in the second quarter of fiscal 2000.

CONSUMER PRODUCT SALES. Consumer product sales increased 22.4% for the second quarter this year to $2.8 million from $2.3 million last year. Sales in the contract food service category grew 37.1% over last year. The growth was led by increased shipments to airlines, hotels, and convenience store business. Sales of fresh product to retail grocers in the New England region increased 3.7% over the same period last year.

FRANCHISE INCOME. Franchise income, which includes royalty income and initial franchise fees, increased to $1.34 million versus $1.23 million last year. Royalty income increased 5.0% to $1.27 million this year compared to $1.21 million last year. The increase in royalty income was primarily due to a 9.2% increase in average weekly sales for full-service franchised restaurants. Franchise fees of $75,000 were recorded this year compared to $25,000 last year. Two full-service franchise restaurants opened and one full-service franchise restaurant closed during the second quarter of fiscal 2000.

COST OF FOOD AND BEVERAGES. Cost of food and beverage as a percentage of restaurant and consumer product sales decreased to 25.5% compared to 26.8% last year. This decrease was primarily due to lower cheese costs, which were down approximately 14% over last year's levels. We also had lower costs for chicken, beef and flour and as a result of several calendar year contracts, we expect nine out of our top ten food cost items to be favorable in fiscal 2000 versus fiscal 1999.

LABOR AND BENEFITS. Labor costs increased to 32.1% from 31.6% last year as a percentage of restaurant and consumer product sales primarily due to increases in the average wage rate.

OCCUPANCY COSTS. Occupancy costs declined as a percentage of restaurant and consumer product sales to 14.3% from 14.8% due to sales leverage gains.

OTHER OPERATING COSTS. Other operating costs increased slightly to 9.2% as a percentage of restaurant and consumer product sales from 9.1% last year on higher pre-opening expense.

GENERAL AND ADMINISTRATIVE. General and administrative expenditures as a percentage of total revenues increased to 7.9% from 7.4% last year on higher salary and wage expense associated with infrastructure spending to support our accelerated growth objectives, and increased trainee labor expense.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of restaurant and consumer product sales was down to 6.1% versus 6.3% last year due to increased sales leverage.

OPERATING INCOME. Operating income was $3.8 million, which represents an operating margin of 7.0%. Operating income for last year was $3.1 million, which represents an operating margin of 6.1%.

INTEREST AND OTHER EXPENSE. Interest and other expense of $742,000 decreased from $853,000 last year due primarily to reduced interest expense as a slightly higher borrowing rate was offset by a reduced level of debt.

PROVISION FOR INCOME TAXES. The effective tax rate of 34.0% for the quarter was higher than the 33.0% effective tax rate for the same quarter last year, but consistent with the full year tax rate of 34.0%.

NET INCOME. Net income increased to $2.0 million from $1.5 million last year based on the factors noted above.

TWENTY-SIX WEEKS ENDED APRIL 2, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED MARCH 28, 1999

                                                         26 WEEKS ENDED
                                                         --------------
                                                    4/2/00           3/28/99
                                                    ------           -------

REVENUES:
Restaurant sales                                    92.3%              92.6%
Consumer product sales                               5.2                4.9
Franchise income                                     2.5                2.5
                                                   ------             ------

     Total                                         100.0%             100.0%
                                                   ------             ------

COSTS AND EXPENSES:
Cost of food & beverages (1)                        25.6%              27.0%
Labor and benefits (1)                              31.7               31.5
Occupancy costs (1)                                 14.2               14.8
Other operating costs (1)                            9.3                9.0
General and administrative                           7.9                7.3
Depreciation and amortization (1)                    6.2                6.4
                                                   ------             ------
Operating income                                     7.2                6.1

Other expense                                        1.3                1.7
                                                   ------             ------

Income before taxes                                  5.9                4.4
Provision for income taxes                           2.0                1.4
                                                   ------             ------

Net income                                           3.9%               3.0%
                                                   ======             ======

(1) Percentage of restaurant and consumer product sales

TOTAL REVENUES. Total revenue increased 8.9% to $107.8 million from $99.0 million last year.

RESTAURANT SALES. Company-owned restaurant sales rose 8.6% to $99.5 million from $91.7 million last year due primarily to a 4.7% increase in comparable store sales for the twenty-six weeks versus the same period last year. Average weekly sales, which includes sales at comparable stores as well as new units, also increased 4.7% during the twenty-six week period. Store operating weeks of full-service Pizzeria Uno...Chicago Bar & Grill units grew 4.0%.

CONSUMER PRODUCT SALES. Consumer product sales increased 15.7% for the first six months this year to $5.6 million from 4.9 million last year. Sales in the contract food service category grew 28.1% over last year. The growth was led by increased shipments to airlines, hotels, and convenience store business. Sales of fresh product to retail grocers in the New England region were flat versus the same period last year.

FRANCHISE INCOME. Franchise income, which includes royalty income and initial franchise fees, increased to $2.65 million versus $2.48 last year. Royalty income increased 5.0% to $2.49 million this year compared to $2.38 million last year. The increase in royalty income was primarily due to a 8.7% increase in average weekly sales for full-service franchised restaurants. Franchise fees of $153,000 were recorded this year compared to $105,000 last year. Five full-service franchise restaurants opened and three full-service franchise restaurants closed during the first six months of fiscal 2000.

COST OF FOOD AND BEVERAGES. Cost of food and beverage as a percentage of restaurant and consumer product sales decreased to 25.6% compared to 27.0% last year. This decrease was primarily due to lower cheese costs, which were down approximately 18% over last year's levels. We have entered into several contracts for key food items, including one with our cheese supplier to fix the cost of mozzarella cheese for calendar year 2000 at favorable pricing versus fiscal 1999 pricing.

LABOR AND BENEFITS. Labor costs increased slightly to 31.7% from 31.5% last year as a percentage of restaurant and consumer product sales primarily due to increases in the average wage rate.

OCCUPANCY COSTS. Occupancy costs declined as a percentage of restaurant and consumer product sales to 14.2% from 14.8% due to sales leverage gains.

OTHER OPERATING COSTS. Other operating costs increased to 9.3% as a percentage of restaurant and consumer product sales from 9.0% last year on higher pre-opening expense due to the company's accelerated growth.

GENERAL AND ADMINISTRATIVE. General and administrative expenditures as a percentage of total revenues increased to 7.9% from 7.3% last year on higher salary and wage expense associated with infrastructure spending to support our accelerated growth objectives, and increased trainee labor expense.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of restaurant and consumer product sales was down to 6.2% versus 6.4% last year due to increased sales leverage.

OPERATING INCOME. Operating income was $7.8 million, which represents an operating margin of 7.2%. Operating income for last year was $6.1 million, which represents an operating margin of 6.1%.

INTEREST AND OTHER EXPENSE. Interest and other expense of $1,382,000 decreased from $1,700,000 last year due primarily to reduced interest expense as a slightly higher borrowing rate was offset by a reduced level of debt.

PROVISION FOR INCOME TAXES. The effective tax rate of 34.0% for the first six months of fiscal 2000 was higher than the 33.0% effective tax rate for the same period last year, but consistent with the full year tax rate of 34.0%.

NET INCOME. Net income increased to $4.2 million from $2.9 million last year based on the factors noted above.

LIQUIDITY AND SOURCES OF CAPITAL

The following table presents a summary of our cash flows for the twenty-six weeks ended April 2, 2000.

                                                  (IN THOUSANDS)
                                                  --------------

Net cash provided by operating activities           $  6,784
Net cash used in investing activities                (14,585)
Net cash used in financing activities                  7,885
                                                      -------
Increase in cash                                      $   84
                                                      =======



Historically, we have leased most of our restaurant locations and pursued a strategy of controlled growth, financing our expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. During the first six months of fiscal 2000, our investment in property, equipment and leasehold improvements was $14.6 million.

We currently plan to open approximately 12 to 13 restaurants in fiscal 2000, five of which were opened in the first six months of fiscal 2000. The average cash investment required to open a full service Pizzeria Uno restaurant, excluding land and pre-opening costs, is approximately $1.6 million.

As of April 2, 2000, we had outstanding indebtedness of $41.2 million under our $55 million credit facility, $560,000 in capital lease obligations and $4.5 million under our mortgage financing. Advances under the revolving credit facility will accrue interest at the lender's prime rate plus 0-50 basis points, or alternatively, 100-175 basis points above LIBOR. We anticipate using the revolving credit facility in the future for the development of additional restaurants, and for working capital.

On November 30, 1999 our board of directors declared a 10% stock dividend on the outstanding shares of our common stock. The stock dividend was payable on December 23, 1999 to shareholders of record as of December 13, 1999.

On February 25, 2000, the board of directors amended its authorization regarding the repurchase of the company's common stock. Under this amendment, the company has approval to repurchase up to 1,500,000 shares of its common stock at such time and at such prices as the company deems appropriate. To date under this authorization, we have repurchased 1,167,775 shares, of which 463,505 shares have been purchased during fiscal 2000.

We believe that existing cash balances, cash generated from operations and borrowing under our revolving line of credit will be sufficient to fund our capital requirements for the foreseeable future.

We are currently obligated under 105 leases, including 101 leases for Company-owned restaurants, two leases for our executive offices, one lease for an office building containing one of our restaurants and one lease for a mill shop.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal year 2001. This statement requires all derivatives to be carried on the balance sheet as assets or liabilities at fair value. The accounting for changes in the fair value of the derivatives would depend on the hedging relationship and would be reported in the income statement, or as a component of comprehensive income. We believe that the adoption of this new accounting standard will not have a material impact on the our consolidated financial statements.

In March 2000, the FASB issued Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation (the Interpretation). This interpretation clarifies how companies should apply the Accounting Principles Board's Opinion No.25, Accounting for Stock Issued to Employees. The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: the definition of an employee applies to awards granted after December 15, 1998; the Interpretation applies to modifications that reduce the exercise price of an award after December 15, 1998; and the Interpretation applies to modifications that add a reload feature to an award made after January 12, 2000. At the present time, there are no awards granted by the Company which would result in an adjustment at July 1, 2000 as a result of this Interpretation.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued an amendment, SAB 101A, which deferred the effective date of SAB 101. The Company will adopt SAB 101 in the second quarter of 2000 in accordance with the amendment. The adoption of this SAB is not expected to have a significant impact on the Company's financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

        We have market risk exposure to interest rates on our fixed and variable rate debt obligations and we manage this exposure through the use of interest rate swaps. We do not enter into contracts for trading purposes. The information below summarizes our market risk associated with debt obligations and derivative financial instruments as of April 2, 2000. For debt obligations, the table presents principal cash flows and related average interest rates by expected fiscal year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal quarter end. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by fiscal year of maturity. The average variable rates are the implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal quarter end.

                        Expected Fiscal Year of Maturity
                                (US$ in millions)

                                                                                           FAIR
                                                                                           VALUE
                         2000      2001      2002      2003      2004      THEREAFTER      4/2000
                         ----      ----      ----      ----      ----      ----------      ------

Liabilities:
Fixed Rate              $0.11     $0.24     $0.26     $0.28     $0.31         $3.29          $4.49
Average Interest Rate    8.75%     8.75%     8.75%     8.75%     8.75%

Variable rate           $1.84     $3.68     $3.68    $23.49     $2.00         $6.50         $41.19
Average Interest Rate    7.96%     8.31%     8.34%     8.31%     8.36%


Interest Rate Swaps:
Receive Variable/
 Pay Fixed             $30.00    $30.00                                                      $0.18
  Weighted Average
       Pay Rate          5.96%     5.84%      --        --         --           --
   Average Receive Rate  6.71%     7.03%      --        --         --           --

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)REPORTS ON FORM 8-K
                      Uno Restaurant Corporation did not file any Reports on Form 8-K during the quarter ended April 2, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNO RESTAURANT CORPORATION
                                         ------------------------------
                                         (Registrant)


Date:    May 12, 2000                     By: /s/ Craig S. Miller
       ----------------                      ----------------------------------
                                              Craig S. Miller
                                              Chief Executive Officer
                                              (Principal Executive Officer)

Date:    May 12, 2000                     By: /s/ Robert M. Vincent
       ----------------                      ----------------------------------
                                              Robert M. Vincent
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer)