Form 10-Q
period 2000-07-02
UNO RESTAURANT CORP
filed 2000-08-04
CIK 812075

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended JULY 2, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission file number 1-9573

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

                             Yes /X/     No / /

         As of August 1, 2000, 10,930,894 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           UNO RESTAURANT CORPORATION

                                      INDEX

                                                                         PAGE
PART I.  FINANCIAL INFORMATION
         ITEM 1.           FINANCIAL STATEMENTS..........................  3

                           Consolidated Balance Sheets --
                           July 2, 2000 and October 3, 1999..............  3

                           Consolidated Statements of Income --
                           Thirteen and thirty-nine weeks ended
                           July 2, 2000 and June 27, 1999................  4

                           Consolidated Statements of Cash Flows --
                           Thirty-nine weeks ended July 2, 2000 and
                           June 27, 1999.................................  5

                           Notes to Consolidated Financial
                           Statements....................................  6

         ITEM 2.           MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.....................  7

         ITEM 3.           QUANTITATIVE AND QUALITATIVE
                           DISCLOSURE ABOUT MARKET RISKS.................. 13

PART II.  OTHER INFORMATION

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K............... 13

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

                                                                                          July 2,      October 3,
                                                                                           2000          1999
                                                                                        -----------   ------------
                                                                                        (Unaudited)
                                          ASSETS
CURRENT ASSETS
 Cash                                                                                    $ 1,450      $     752
 Accounts receivable, net                                                                  2,444          2,398
 Inventory                                                                                 2,850          2,436
 Prepaid expenses and other assets                                                         1,904          1,757
                                                                                        ---------     ---------
   TOTAL CURRENT ASSETS                                                                    8,648          7,343

PROPERTY AND EQUIPMENT
 Land                                                                                     19,657         17,143
 Buildings                                                                                34,506         28,920
 Leasehold improvements                                                                  110,279        101,326
 Equipment                                                                                66,336         58,576
 Construction in progress                                                                  5,816          2,930
                                                                                        ---------     ---------
                                                                                         236,594        208,895

 Allowance for depreciation and amortization                                              90,018         80,149
                                                                                        ---------     ---------
                                                                                         146,576        128,746
OTHER ASSETS
 Deferred income taxes                                                                    11,491         10,020
 Liquor licenses and other assets                                                          3,584          3,503
                                                                                        ---------     ---------
                                                                                        $170,299       $149,612
                                                                                        =========     =========
                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                                       $  9,248      $   7,798
 Accrued expenses                                                                          8,900          8,668
 Accrued compensation and taxes                                                            3,029          3,369
 Income taxes payable                                                                      1,768          2,914
 Current portion of long-term debt and capital
  lease obligations                                                                        3,980          4,075
                                                                                        ---------      --------
  TOTAL CURRENT LIABILITIES                                                               26,925         26,824

Long-term debt, net of current portion                                                    49,265         31,612
Capital lease obligations, net of current portion                                            454            489
Other liabilities                                                                          9,882          9,708

SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value, 1,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000 shares authorized, 15,707 and 15,375 shares issued and out-
  standing in fiscal years 2000 and 1999, respectively                                       157            154
 Additional paid-in capital                                                               57,943         55,648
 Retained earnings                                                                        58,910         52,003
                                                                                        ---------     ---------
                                                                                         117,010        107,805
 Treasury Stock (4,784 and 4,100 shares at cost,in
                 fiscal years 2000 and 1999, respectively)                               (33,237)       (26,826)
                                                                                        ---------     ---------
TOTAL SHAREHOLDERS' EQUITY                                                                83,773         80,979
                                                                                        ---------     ---------
                                                                                        $170,299       $149,612
                                                                                        =========     =========

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

                                                         THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                      --------------------------          -----------------------
                                                       July 2,        June 27,              July 2,        June 27,
                                                        2000           1999                  2000            1999
                                                      --------       --------             ---------       ---------
REVENUES
 Restaurant sales                                     $54,792         $49,766              $154,321        $141,417
 Consumer product sales                                 2,870           2,533                 8,500           7,400
 Franchise income                                       1,532           1,249                 4,180           3,729
                                                      -------         -------               -------       ---------
                                                       59,194          53,548               167,001         152,546
COSTS AND EXPENSES
 Cost of food and beverages                            14,644          13,292                41,615          39,397
 Labor and benefits                                    17,949          16,197                51,245          46,617
 Occupancy costs                                        7,548           7,267                22,510          21,598
 Other operating costs                                  4,900           4,447                13,828          12,731
 General and administrative                             5,252           4,313                13,762          11,518
 Depreciation and amortization                          3,361           3,276                 9,855           9,442
 Pre-opening costs                                        665             180                 1,533             584
                                                      -------        --------               -------        --------
                                                       54,319          48,972               154,348         141,887

OPERATING INCOME                                        4,875           4,576                12,653          10,659

INTEREST AND OTHER EXPENSE                                806             861                 2,188           2,561
                                                      -------         -------               --------       --------
INCOME BEFORE INCOME TAXES                              4,069           3,715                10,465           8,098
PROVISION FOR INCOME TAXES                              1,383           1,227                 3,558           2,673
                                                      -------         -------               --------       --------
NET INCOME                                            $ 2,686         $ 2,488               $ 6,907         $ 5,425
                                                      =======         =======               ========       ========
Earnings per Share:
Basic                                                  $  .24          $  .22                $  .61         $   .48
Diluted                                                $  .23          $  .22                $  .58         $   .47

Weighted average shares outstanding:
Basic                                                  11,106          11,175                11,237           11,349
Diluted                                                11,796          11,307                11,983           11,458

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                                           THIRTY-NINE WEEKS ENDED
                                                                                        ----------------------------
                                                                                         July 2,          June 27,
                                                                                          2000              1999
                                                                                        -------            --------
OPERATING ACTIVITIES
  Net income                                                                             $6,907             $5,425
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                                                          9,959              9,530
   Deferred income taxes                                                                 (1,471)              (887)
   Provision for deferred rent                                                              236                266
   Gain on disposal of equipment                                                            (43)                (7)
   Contribution to employee benefit program                                                 152                200
   Changes in operating assets and liabilities, net of effects from business acquisitions:
     Accounts receivable                                                                   (431)               (20)
     Inventory                                                                             (414)              (153)
     Prepaid expenses and other assets                                                     (318)              (150)
     Accounts payable and other liabilities                                               1,280              2,070
     Income taxes payable                                                                (1,146)               360
                                                                                        --------           -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                              14,711             16,634

INVESTMENT ACTIVITIES
  Additions to property, equipment and
   leasehold improvements                                                               (27,699)           (13,281)
  Proceeds from sale of fixed assets                                                         43                  7
                                                                                        --------           --------
  NET CASH USED IN INVESTING ACTIVITIES                                                 (27,656)           (13,274)

FINANCING ACTIVITIES
  Proceeds from revolving credit agreement                                               67,012             59,223
 Principal payments on revolving credit agreement
   and capital lease obligations                                                        (49,489)           (59,077)
  Purchase of Treasury Stock                                                             (6,060)            (4,421)
  Exercise of stock options                                                               2,180                196
                                                                                        --------           --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    13,643             (4,079)
                                                                                        --------           --------
INCREASE (DECREASE) IN CASH                                                                 698               (719)
CASH AT BEGINNING OF YEAR                                                                   752              2,030
                                                                                        --------           --------
CASH AT END OF PERIOD                                                                    $1,450             $1,311
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

The following table sets forth the computation of basic and diluted earnings per share.

                                                               Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                               July 2,        June 27,            July 2,        June 27,
                                                                 2000           1999               2000            1999
                                                           -----------        ----------        ---------        --------
Numerator for Basic Earnings per share:

Weighted average shares outstanding                          11,105,877       11,175,309       11,237,111       11,348,625

Common Stock equivalents:
Stock options                                                   689,911          131,347          746,191          109,172
                                                            -----------      -----------      -----------      -----------
Numerator for Diluted Earnings per share:

Weighted average shares outstanding including common
stock equivalents                                            11,795,788       11,306,656       11,983,302       11,457,797
                                                            ===========      ===========      ===========      ===========
Net income                                                  $ 2,686,000      $ 2,488,000      $ 6,907,000      $ 5,425,000
                                                            ===========      ===========      -----------      ===========
Basic and Diluted Earnings per share:
Basic                                                       $       .24      $       .22      $       .61      $       .48
                                                            ===========      ===========      ===========      ===========
Diluted                                                     $       .23      $       .22      $       .58      $       .47
                                                            ===========      ===========      ===========      ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR CAUTIONARY STATEMENT

From time to time, information and statements provided by our filings with the Securities and Exchange Commission, shareholder reports, press releases and oral statements may include forward-looking statements which reflect our current view with respect to future events and financial performance. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from historical results or those anticipated. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Risks and uncertainties include, without limitation, the ability to open new restaurants and operate new and existing restaurants profitably, changes in local, regional and national economic conditions, especially economic conditions in the areas in which our restaurants are concentrated, increasingly intense competition in the restaurant industry, increases in food, labor, employee benefits and similar costs, and other risks detailed from time to time in our news releases, reports to shareholders and periodic reports filed with the Securities and Exchange Commission.

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in our income statements and operating data for the periods indicated:

THIRTEEN WEEKS ENDED JULY 2, 2000 COMPARED TO THIRTEEN WEEKS ENDED
JUNE 27, 1999

                                                       13 WEEKS ENDED
                                                   7/2/00         6/27/99
REVENUES:
Restaurant sales                                  92.6%            93.0%
Consumer product sales                             4.8              4.7
Franchise income                                   2.6              2.3
                                                 ------           ------
     Total                                       100.0%           100.0%
                                                 ------           ------
COSTS AND EXPENSES:
Cost of food and  beverages (1)                   25.4%            25.4%
Labor and benefits (1)                            31.1             31.0
Occupancy costs (1)                               13.1             13.9
Other operating costs (1)                          8.5              8.5
General and administrative                         8.9              8.1
Depreciation and amortization (1)                  5.8              6.3
Pre-opening costs (2)                              1.2               .4
                                                 -----            -----
Operating income                                   8.2              8.5

Interest and other expense                         1.3              1.6
                                                 ------           ------
Income before income taxes                         6.9              6.9
Provision for income taxes                         2.4              2.3
                                                 ------           ------
Net income                                         4.5%             4.6%
                                                 ======           ======

(1) Percentage of restaurant and consumer product sales
(2) Percentage of restaurant sales

NUMBER OF RESTAURANTS AT END OF QUARTER:

Company-owned Uno's - full service         106       98
Franchised Uno's - full service             62       66

TOTAL REVENUES. Total revenues increased 10.5% to $59.2 million from $53.5 million last year.

RESTAURANT SALES. Company-owned restaurant sales rose 10.1% to $54.8 million from $49.8 million last year due primarily to a 3.6% increase in comparable store sales for the third quarter versus the same period last year. Average weekly sales, which includes sales at comparable stores as well as new units, increased 4.8% during the third quarter. Store operating weeks of full-service Pizzeria Uno...Chicago Bar & Grill units grew 5.2% as eight restaurants were added during the past four quarters, three of them in the third quarter of fiscal 2000.

CONSUMER PRODUCT SALES. Consumer product sales increased 13.3% for the third quarter this year to $2.9 million from $2.5 million last year. Sales in the contract food service category grew 14.6% over last year. The growth was led by increased shipments to airlines, hotels, and convenience store business. Sales of fresh product to retail grocers in the New England region increased 10.6% over the same period last year.

FRANCHISE INCOME. Franchise income, which includes royalty income and initial franchise fees, increased to $1.53 million versus $1.25 million last year. Royalty income increased 6.0% to $1.30 million this year compared to $1.22 million last year. The increase in royalty income was primarily due to an 11.7% increase in average weekly sales for full-service franchised restaurants. Franchise fees of $234,000, which includes a deposit forfeiture of approximately $180,000, were recorded this year compared to $25,000 last year. Two full-service Pizzeria Uno...Chicago Bar & Grill franchise restaurants opened during the third quarter of fiscal 2000 while two Pizzeria Uno Restaurant & Bar franchise restaurants were closed.

COST OF FOOD AND BEVERAGES. Cost of food and beverage as a percentage of restaurant and consumer product sales remained stable at 25.4% compared to last year.

LABOR AND BENEFITS. Labor costs increased slightly to 31.1% from 31.0% last year as a percentage of restaurant and consumer product sales primarily due to increases in the average wage rate.

OCCUPANCY COSTS. Occupancy costs declined as a percentage of restaurant and consumer product sales to 13.1% from 13.9% due to sales leverage gains.

OTHER OPERATING COSTS. Other operating costs at 8.5% as a percentage of restaurant and consumer product sales remained stable compared to last year.

GENERAL AND ADMINISTRATIVE. General and administrative expenditures as a percentage of total revenues increased to 8.9% from 8.1% last year due primarily to approximately $360,000 of legal and professional fees associated with the company's aborted equity offering. Higher salary and wage expense associated with infrastructure spending to support our accelerated growth objectives also contributed to higher costs compared to last year.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of restaurant and consumer product sales was down to 5.8% versus 6.3% last year due to increased sales leverage.

PRE-OPENING COSTS. Pre-opening costs increased as a percentage of restaurant sales to 1.2% from .4% due to the opening of three new company restaurants during the third quarter compared to one company restaurant opened last year. Pre-opening costs were also recorded for two existing company restaurants that were reopened during the quarter after undergoing major facilities upgrades.

OPERATING INCOME. Operating income was $4.9 million, which represents an operating margin of 8.2%. Operating income for last year was $4.6 million, which represents an operating margin of 8.5%.

INTEREST AND OTHER EXPENSE. Interest and other expense of $806,000 decreased from $861,000 last year as a higher level of capitalized interest associated with accelerated construction activities offset increased debt balances.

PROVISION FOR INCOME TAXES. The effective tax rate of 34.0% for the quarter was higher than the 33.0% effective tax rate for the same quarter last year, but consistent with the full year tax rate of 34.0%.

NET INCOME. Net income increased to $2.7 million from $2.5 million last year based on the factors noted above.

THIRTY-NINE WEEKS ENDED JULY 2, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED JUNE 27, 1999

                                            39 WEEKS ENDED
                                         7/2/00        6/27/99
REVENUES:
Restaurant sales                        92.4%           92.7%
Consumer product sales                   5.1             4.9
Franchise income                         2.5             2.4
                                       ------          ------
     Total                             100.0%          100.0%
                                       ------          ------
COSTS AND EXPENSES:
Cost of food & beverages (1)            25.6%           26.5%
Labor and benefits (1)                  31.5            31.3
Occupancy costs (1)                     13.8            14.5
Other operating costs (1)                8.5             8.6
General and administrative               8.2             7.6
Depreciation and amortization (1)        6.1             6.3
Pre-opening costs (2)                    1.0              .4
                                       -----           -----
Operating income                         7.6             7.0

Interest and other expense               1.3             1.7
                                       ------          ------
Income before taxes                      6.3             5.3
Provision for income taxes               2.2             1.7
                                       ------          ------
Net income                               4.1%            3.6%
                                       ======          ======

(1) Percentage of restaurant and consumer product sales
(2) Percentage of restaurant sales

TOTAL REVENUES. Total revenues increased 9.5% to $167.0 million from $152.5 million last year.

RESTAURANT SALES. Company-owned restaurant sales rose 9.1% to $154.3 million from $141.4 million last year due primarily to a 4.3% increase in comparable store sales for the thirty-nine weeks versus the same period last year. Average weekly sales, which includes sales at comparable stores as well as new units, also increased 4.8% during the thirty-nine week period. Store operating weeks of full-service Pizzeria Uno...Chicago Bar & Grill units grew 4.4%.

CONSUMER PRODUCT SALES. Consumer product sales increased 14.9% for the first nine months this year to $8.5 million from $7.4 million last year. Sales in the contract food service category grew 24.2% over last year. The growth was led by increased shipments to airlines, hotels, and convenience stores. Sales of fresh product to retail grocers primarily in the New England region were essentially flat versus the same period last year.

FRANCHISE INCOME. Franchise income, which includes royalty income and initial franchise fees, increased to $4.18 million versus $3.73 million last year. Royalty income increased 5.4% to $3.79 million this year compared to $3.60 million last year. The increase in royalty income was primarily due to a 9.8% increase in average weekly sales for full-service franchised restaurants. Franchise fees of $387,000 were recorded this year, including approximately $180,000 from a deposit forfeiture, compared to $130,000 last year. Seven full-service Pizzeria Uno...Chicago Bar & Grill franchise restaurants opened during the first nine months of fiscal 2000 while five franchise restaurants closed, including four Pizzeria Uno Restaurant & Bar units.

COST OF FOOD AND BEVERAGES. Cost of food and beverage as a percentage of restaurant and consumer product sales decreased to 25.6% from 26.5% last year, reflecting greater purchasing efficiencies and lower cheese costs. We have entered into several contracts for key food items, including one with our cheese supplier to fix the cost of mozzarella cheese for calendar year 2000 at favorable pricing versus fiscal 1999 pricing.

LABOR AND BENEFITS. Labor costs increased slightly to 31.5% from 31.3% last year as a percentage of restaurant and consumer product sales, primarily due to increases in the average wage rate.

OCCUPANCY COSTS. Occupancy costs declined as a percentage of restaurant and consumer product sales to 13.8% from 14.5% due to sales leverage gains.

OTHER OPERATING COSTS. Other operating costs were 8.5% of restaurant and consumer product sales, down slightly from 8.6% last year on sales leverage gains.

GENERAL AND ADMINISTRATIVE. General and administrative expenditures as a percentage of total revenues increased to 8.2% from 7.6% last year, reflecting the increase in legal and professional fees associated with the canceled stock offering as well as higher salary and wage expense related to infrastructure spending to support our accelerated growth objectives.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of restaurant and consumer product sales was down to 6.1% versus 6.3% last year due to increased sales leverage.

PRE-OPENING COSTS. Pre-opening costs as a percentage of restaurant sales increased to 1.0% from .4% due to the opening of eight new company restaurants this year compared with five during the first nine months of fiscal 1999. Pre-opening costs for two existing company restaurants that underwent major facilities upgrades this year also contributed to the increase.

OPERATING INCOME. Operating income was $12.7 million, which represents an operating margin of 7.6%. Operating income for last year was $10.7 million, which represents an operating margin of 7.0%.

INTEREST AND OTHER EXPENSE. Interest and other expense of $2,188,000 decreased from $2,561,000 last year due primarily to a higher level of capitalized interest associated with accelerated growth plans along with a slightly lower average debt balance.

PROVISION FOR INCOME TAXES. The effective tax rate of 34.0% for the first nine months of fiscal 2000 was higher than the 33.0% effective tax rate for the same period last year, but consistent with the full year tax rate of 34.0%.

NET INCOME. Net income increased to $6.9 million from $5.4 million last year based on the factors noted above.

LIQUIDITY AND SOURCES OF CAPITAL

The following table presents a summary of our cash flows for the thirty-nine weeks ended July 2, 2000.

                                                  (IN THOUSANDS)
Net cash provided by operating activities           $ 14,711
Net cash used in investing activities                (27,656)
Net cash provided by financing activities             13,643
                                                      -------
Increase in cash                                      $  698
                                                      =======

Historically, we have leased most of our restaurant locations and pursued a strategy of controlled growth, financing our expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. During the first nine months of fiscal 2000, our investment in property, equipment and leasehold improvements was $27.7 million.

We currently plan to open approximately 12 restaurants in fiscal 2000, eight of which were opened in the first nine months of the fiscal year. The average cash investment required to open a full service Pizzeria Uno restaurant, excluding land and pre-opening costs, is approximately $1.6 million.

During the quarter the company amended its $55 million credit facility to expand the revolver component from $26.6 million to $36.6 million, leaving the remaining term loans of the facility unchanged. The maturity of the revolver is now June 2005.

As of July 2, 2000, we had outstanding indebtedness of $48.7 million under our $55 million credit facility, $521,000 in capital lease obligations and $4.4 million under our mortgage financing. Advances under the revolving credit facility will accrue interest at the lender's prime rate plus 0-50 basis points, or alternatively, at 75-175 basis points above LIBOR. We anticipate using the revolving credit facility in the future for the development of additional restaurants, and for working capital.

On November 30, 1999 our board of directors declared a 10% stock dividend on the outstanding shares of our common stock. The stock dividend was payable on December 23, 1999 to shareholders of record as of December 13, 1999.

On February 25, 2000, the board of directors amended its authorization regarding the repurchase of the company's common stock. Under this amendment, the company has approval to repurchase up to 1,500,000 shares of its common stock at such time and at such prices as the company deems appropriate. To date under this authorization, we have repurchased 1,392,775 shares, of which 688,505 shares have been purchased during fiscal 2000.

We believe that existing cash balances, cash generated from operations and borrowing under our revolving line of credit will be sufficient to fund our capital requirements for the foreseeable future.

We are currently obligated under 108 leases, including 104 leases for Company-owned restaurants, two leases for our executive offices, one lease for an office building containing one of our restaurants and one lease for a mill shop.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal year 2001. This statement requires all derivatives to be carried on the balance sheet as assets or liabilities at fair value. The accounting for changes in the fair value of the derivatives would depend on the hedging relationship and would be reported in the income statement, or as a component of comprehensive income. We believe that the adoption of this new accounting standard will not have a material impact on the consolidated financial statements.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued an amendment, SAB 101A, which deferred the effective date of SAB 101. In June 2000, the SEC issued an amendment, SAB 101B, which again deferred the effective date of SAB 101. The Company will adopt SAB 101 in the fourth quarter of fiscal 2001 in accordance with the amendment. The adoption of this SAB is not expected to have a significant impact on the Company's financial statements.

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

We expensed all maintenance and modification costs as we incurred them. We capitalized and depreciated the cost of new software, if material, over its expected useful life. We incurred costs of approximately $150,000 in testing and remediation of all our systems and applications. Approximately $60,000 of the total cost of testing and remediation related to repair issues and the remainder to replacement of equipment. All costs were budgeted and funded by cash flows from operations. No information technology projects were deferred due to Year 2000 compliance efforts. We did not pursue independent verification of our systems because we believe that any effort would be as costly as the remediation effort and was not warranted. The costs related to the Year 2000 compliance project were not material to our financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         We have market risk exposure to interest rates on our fixed and variable rate debt obligations and we manage this exposure through the use of interest rate swaps. We do not enter into contracts for trading purposes. The information below summarizes our market risk associated with debt obligations and derivative financial instruments as of July 2, 2000. For debt obligations, the table presents principal cash flows and related average interest rates by expected fiscal year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal quarter end. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by fiscal year of maturity. The average variable rates are the implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal quarter end.

                                     Expected Fiscal Year of Maturity
                                             (US$ in millions)
                                                                          Fair
                                                                          Value
                         2000   2001   2002   2003   2004   Thereafter   7/2/2000
                         ----   ----   ----   ----   ----   ----------   --------
Liabilities:
Fixed Rate              $0.06  $0.24  $0.26  $0.28  $0.31      $3.29       $4.44
Average Interest Rate    8.75%  8.75%  8.75%  8.75%  8.75%

Variable rate           $0.92  $3.68  $3.68  $2.42  $2.00     $36.04      $48.74
Average Interest Rate    8.14%  8.31%  8.34%  8.35%  8.42%

Interest Rate Swaps:
Receive Variable/
  Pay Fixed            $30.00 $30.00                                       $0.17
   Weighted Average
       Pay Rate          5.96%  5.84%    --     --     --         --
   Average Receive Rate  6.80%  6.96%    --     --     --         --

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                     (a)REPORTS ON FORM 8-K
                           Uno Restaurant Corporation did not file any Reports on Form 8-K during the quarter ended July 2, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNO RESTAURANT CORPORATION
                                           (Registrant)


Date: AUGUST 4, 2000                   By: /s/ Craig S. Miller
      --------------                           ---------------------------------
                                               Craig S. Miller
                                               Chief Executive Officer
                                               (Principal Executive Officer)

Date: AUGUST 4, 2000                   By: /s/ Robert M. Vincent
      --------------                           ---------------------------------
                                               Robert M. Vincent
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer)