Form 10-K
period 2000-10-01
UNO RESTAURANT CORP
filed 2000-12-22
CIK 812075

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 1, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                         COMMISSION FILE NUMBER 1-9573
                         ------------------------------
                           UNO RESTAURANT CORPORATION

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                            04-2953702
          (State of incorporation)                         (IRS Employer Identification No.)

100 CHARLES PARK ROAD, WEST ROXBURY, MA 02132                            02132
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of December 1, 2000, was $34,846,043 based on the closing price of $8.31 on that date on the New York Stock Exchange. As of December 1, 2000, 10,988,596 shares of the registrant's Common Stock, $.01 par value, were outstanding. All share, per share and share price data included in this report have been adjusted for a 10% stock dividend declared on November 30, 1999 and paid on December 23, 1999 to shareholders of record on December 13, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 28, 2001 which will be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this report. Portions of the registrant's Registration Statement on Form S-1 (Registration No. 33-13100) (the "1987 Registration Statement"), the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, the registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991, the registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1994, the registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1995, the registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, the registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1997, the registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1998, the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1995, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 22, 1994, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 8, 1995, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 26, 1997, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 26, 1998, the registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 23, 1999 and the registrant's Registration Statement on Form S-2 (Registration No. 333-86765) (the "1999 Registration Statement") are incorporated by reference in Part IV of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL AND DEVELOPMENTS DURING FISCAL YEAR 2000

    We currently own and operate 111 and franchise 66 casual dining, full-service restaurants operating primarily under the name Pizzeria Uno...Chicago Bar & Grill. Our restaurants offer a diverse, high quality menu at moderate prices in a casual, friendly atmosphere. The restaurants feature our signature Chicago-style, deep-dish pizza and a selection of baked, grilled and sauteed entrees, including gourmet thin crust pizza, pasta, fajitas, ribs, steak and chicken, as well as a variety of appetizers, salads, sandwiches and desserts. Company-owned restaurants are located primarily in major metropolitan markets from New England to Virginia, as well as Florida, Chicago and Denver, and franchised restaurants are located throughout the United States and Puerto Rico as well as Seoul, South Korea, Lahore, Pakistan and Dubai, United Arab Emirates.

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

    During the fiscal year ended October 1, 2000, we opened 12 full-service Chicago Bar & Grill restaurants. Nine full-service Chicago Bar & Grill franchised restaurants opened during the fiscal year and seven full-service franchised restaurants closed. Of the seven franchised restaurants which were closed, six were Pizzeria Uno restaurants which had not been repositioned as Chicago Bar & Grill restaurants. During the fiscal year ending September 30, 2001, we anticipate opening seven to nine company-owned and 10 to 12 franchised full-service Chicago Bar & Grill restaurants. The timing of these planned openings is subject to various factors, including locating satisfactory sites and negotiating leases and franchise agreements.

    On November 30, 1999, our board of directors declared a 10% stock dividend on the outstanding shares of our common stock. The stock dividend was paid on December 23, 1999 to shareholders of record as of December 13, 1999. All share, per share and share price data included in this report have been adjusted for the 10% stock dividend.

    On February 25, 2000, our board of directors amended its prior authorization regarding the repurchase of our common stock. Under this amendment, we are currently authorized to repurchase up to 1,500,000 shares of our common stock at such times and at such prices as we deem appropriate. To date under this authorization, we have repurchased 1,392,775 shares, of which 688,505 were purchased during fiscal 2000.

    On June 14, 2000, we amended our $55 million credit facility to increase the revolver component from $26.6 million to $36.6 million, leaving the remaining original principal amounts of the term loans of the facility unchanged. The maturity of the revolver has been extended to June 2005.

    In September 2000, we recorded a pre-tax charge of $8.6 million related to asset impairment and store closing costs. This non-cash charge adjusted the carrying value of eight full-service restaurants to their net realizable value as required by Statement of Financial Accounting Standards 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

    On October 25, 2000, we announced that Aaron Spencer, chairman and principal stockholder, and certain members of senior management submitted a proposal to our board of directors to acquire all of the outstanding shares of common stock not currently owned by them for a price of $8.75 per share. The offer will be subject to a number of conditions, including receipt of financing on satisfactory terms and ownership by the offerors of at least 90% of the outstanding shares of common stock at the conclusion of the tender offer. A special committee of outside directors, appointed by our board of directors, is conducting a review of the proposal.

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

    DIVERSE, HIGH QUALITY MENU. We differentiate ourselves from quick service pizza, pasta and full-service Italian restaurants by offering a diverse, high quality menu, including some of the most popular casual dining appetizers, entrees and desserts, which we believe are given a distinctive appeal through our proprietary recipes. Non-pizza menu items represent approximately 68% of total food sales for company-owned restaurants.

    ENHANCED DINING VALUE. Our new menu initiative provides our guests with enhanced value through larger portions of higher quality, moderately-priced food. Our menu entrees range in price from $7.89 to $15.99, which is comparable to other casual dining restaurants, and, together with our larger portions, are designed to enhance the value received by our guests.

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

    ACHIEVE ATTRACTIVE RESTAURANT-LEVEL ECONOMICS. The repositioning of our concept has generated increased restaurant sales and improved profitability. We believe that we have been and will continue to be able to improve operating results from the broad appeal of our concept, careful site selection and cost-effective development, consistent application of our management and training programs, and strict cost and product quality controls. For the 12-month period ending October 1, 2000, our 12 current prototype restaurants, which have been open for at least one year, have generated an average cash return on investment of 25.7%.

    DEVELOPMENT OF COMPANY-OWNED RESTAURANTS. We believe that we have significant opportunities to open additional company-owned restaurants and, accordingly, are implementing a controlled expansion strategy. In fiscal 2000, we opened 12 restaurants for the year. We intend to continue opening company-owned restaurants in three of our primary metropolitan markets, Boston, New York and Baltimore/Washington, D.C. We also intend to expand in other existing markets. In fiscal 2001, we expect to open approximately seven to nine restaurants.

    CONTINUED FRANCHISE DEVELOPMENT. In fiscal 2000, our franchisees opened nine full-service restaurants in both existing and new markets. Reflecting our continuing growth strategy, in fiscal 2001 we expect franchisees to open approximately 10 to 12 restaurants. We plan to focus our franchise development on an area development basis rather than on a single unit basis. In fiscal 2000, we signed international development agreements for three units in Venezuela and a two-unit agreement for Panama. Domestically we signed two area development agreements totaling six units in Pennsylvania, an agreement for three to five units in the Richmond, Virginia area and an agreement for an additional three restaurants in Puerto Rico. We also completed two-unit agreements in Saratoga/Glens Falls, New York and Scottsdale, Arizona. The terms for these new agreements vary in length from two and one-half years to five years. We also intend to pursue selected expansion opportunities worldwide, including Latin America, the Caribbean, Mexico and Canada.

    ATTRACT AND RETAIN HIGH QUALITY RESTAURANT MANAGEMENT. We believe we are able to attract and retain high quality restaurant management because we offer a competitive compensation and benefits program. In addition to salary and bonus, our general managers are eligible for additional benefits, which include vacation travel expense reimbursement, automobile lease payments and longevity awards. To promote assistant manager retention, we have implemented a work schedule providing assistant managers three days off every other week. We believe this schedule allows our assistant managers to enjoy a better quality of life than is typical in the restaurant industry.

    UTILIZE MANAGEMENT INFORMATION SYSTEMS EFFECTIVELY. We believe that our current management information systems have the features and capacity to support our growth plan and to achieve attractive restaurant level economics. All of our company-owned restaurants have personal computer and point-of-sale systems integrated with our centralized management information and accounting systems. We are able to monitor and control labor, food and other direct operating expenses, and maintain efficient and quality restaurant service with hourly guest traffic and sales volume forecasts for each restaurant. Our systems permit restaurant and company management to manage sales, cost of sales and product mix on a daily basis.

    EXPAND OUR CONSUMER PRODUCTS BUSINESS. We plan to continue to expand our consumer products business principally through the distribution of our branded (Pizzeria Uno) and non-branded, Chicago-style deep-dish pizza, calzones, and other pizza products in hotels, movie theater chains, supermarkets, food courts and airports. We have established relationships with hotel chains to distribute products in more than 450 hotel locations and movie theater chains representing over 100 theaters. In addition, we have supplied American Airlines with our pizza for service on selected domestic and international flights since fiscal 1993 and began serving three other major airlines in fiscal 2000. Our consumer products operation, which historically has represented approximately 5% of our sales, complements our restaurant business, increases our brand awareness and enables people to enjoy Pizzeria Uno products in a wide variety of locations and settings.

RESTAURANT DESIGN

    Our restaurants are designed and decorated to create the comfortable and fun atmosphere guests expect of full-service, casual dining restaurants, as distinguished from typical pizza restaurants. We upgraded the design and decor of our restaurants which are now consistent with our theme as Pizzeria Uno...Chicago Bar & Grill. The decor of most of our restaurants includes different variations of wood, brick and brass, and warehouse related design elements such as painted murals, crates of beverages, vintage photographs of Chicago and similar artifacts. Our latest prototype restaurants are designed to replicate the look and feel of an old Chicago warehouse with exposed ceilings, industrial lighting and cement floors. This prototype occupies a range of approximately 5,300 to 5,800 square feet, with seating capacity ranging from 180 to 210 guests. We have also developed several variations of our prototype to allow for adaptations to specific new site locations. To date, we have opened 24 of these prototypes and franchisees have opened 10. We review all preliminary exterior, interior and kitchen design for all company-owned and franchised restaurants to ensure quality and compliance with our standards.

RESTAURANT EXPANSION AND SITE SELECTION

    COMPANY-OWNED RESTAURANT EXPANSION. We believe that we have significant opportunities to expand our company-owned restaurants and, accordingly, are implementing a controlled expansion strategy. In fiscal 2000, we opened 12 restaurants for the year. We intend to continue opening company-owned restaurants in three of our primary metropolitan markets, Boston, New York and Baltimore/Washington, D.C. We also intend to expand in other existing markets. In fiscal 2001, we expect to open approximately seven to nine restaurants.

    FRANCHISE RESTAURANT EXPANSION. Reflecting our continuing growth strategy, in fiscal 2001 we expect franchisees to open approximately 10 to 12 restaurants. We plan to focus our franchise development on an area development basis rather than by single unit development. In fiscal 2000, our franchisees opened nine full-service restaurants in both existing and new markets. In fiscal 2000, we signed international development agreements for three units in Venezuela and a two-unit agreement for Panama. Domestically we signed two area development agreements totaling six units in Pennsylvania, an agreement for three to five units in the Richmond, Virginia area and an agreement for an additional three restaurants in Puerto Rico. We also completed two-unit agreements in Saratoga/Glens Falls, New York and Scottsdale, Arizona. The terms for these new agreements vary in length from two and one-half years to five years. We also intend to pursue selected expansion opportunities worldwide, including Latin America, the Caribbean, Mexico and Canada.

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

    Generally, we lease most of our restaurants to minimize investment costs. However, we have been selectively purchasing real estate to develop new restaurants when the expected long-term cost of owning the real estate is less than the cost of leasing. Of the 111 company-owned restaurants open as of December 1, 2000, 88 are located in leased facilities and 23 are located on properties we own.

RESTAURANT LOCATIONS

    The following tables provide the locations for Company-owned and franchised restaurants as of December 1, 2000.

                        COMPANY-OWNED RESTAURANTS (111)

COLORADO (3)
Aurora
Greenwood (a)
Westminster

CONNECTICUT (5)
Danbury
Fairfield
Manchester
Milford
West Hartford
FLORIDA (7)
Altamonte Springs
Daytona Beach
Kissimmee
Lake Mary (a)
Orlando (3)(a)
ILLINOIS (9)
Aurora
Chicago (3)(a)(b)
Crestwood
Gurnee Mills (a)
Lombard
Schaumburg
Vernon Hills (a)
MAINE (2)
Bangor
Portland (a)

MARYLAND (8)
Baltimore
Bel Air
Bethesda
Ellicott City (a)
Frederick (a)
Hagerstown
St. Charles
Towson

MASSACHUSETTS (26)
Bellingham
Boston (5)
Braintree
Brockton
Burlington
Cambridge (2)
Danvers
Dedham
Framingham
Hanover
Haverhill
Hyannis (a)
Kingston
Leominster
Newton
Revere
Springfield
Sturbridge
Waltham
Westborough
Woburn

MISSOURI (2)
St. Louis (2)

NEW HAMPSHIRE (4)
Concord
Keene
Manchester
Nashua

NEW JERSEY (2)
Paramus
Woodbridge

NEW YORK (19)
Albany
Amherst (a)
Greece (a)
Henrietta
Latham
Lynbrook
Massapequa
New York City
Bayside
Bay Ridge
Forest Hills
Manhattan (5)
Syracuse
Vestal
Victor
Yonkers

OHIO (4)
Columbus (4)(a)

PENNSYLVANIA (4)
Philadelphia (2)(a)
Pittsburgh (2)(a)

RHODE ISLAND (2)
Providence
Warwick

TENNESSEE (1)
Maryville (a)

VERMONT (1)
Burlington (a)

VIRGINIA (10)
Ballston
Dulles
Fairfax
Falls Church
Merrifield
Newport News
Norfolk (a)
Potomac Mills (a)
Reston
Williamsburg (a)

WASHINGTON, DC (2)
Cleveland Park
Union Station

------------------------

See footnotes on next page

                          FRANCHISED RESTAURANTS (71)
                                 DOMESTIC (65)

ARIZONA (3)
Mesa
Phoenix
Tempe
CALIFORNIA (9)
Chula Vista
Cupertino
Fremont
San Diego (2)
San Francisco (3)
Santa Clara

DELAWARE (1)
Dover

FLORIDA (1)
Orlando

ILLINOIS (1)
CHICAGO (C)
INDIANA (2)
Indianapolis
Merrillville
KANSAS (1)
Lawrence
KENTUCKY (1)
Louisville
MARYLAND (1)
Deep Creek

MASSACHUSETTS (3)
Holyoke
Springfield (2)(c)
MICHIGAN (2)
Birch Run
Bloomfield

MINNESOTA (1)
Edina

MISSOURI (1)
Kansas City

NEW JERSEY (4)
Cherry Hill
Secaucus
South Plainfield
Wayne

NEW MEXICO (1)
Las Cruces

NEW YORK (2)
Poughkeepsie
White Plains

NORTH CAROLINA (4)
Charlotte
Concord Mills
Greensboro
High Point

OHIO (6)
Cincinnati (4)
Dayton (2)

OKLAHOMA (1)
Tulsa

PENNSYLVANIA (6)
Doylestown
King of Prussia
Langhorne
Philadelphia (2)
Plymouth Meeting

PUERTO RICO (7)
Bayamon
Carolina
Mayaguez
San Juan (4)(c)

TEXAS (2)
Dallas
Ft. Worth

VIRGINA (1)
Richmond

WASHINGTON, DC (1)
Georgetown

WISCONSIN (3)
Madison (2)
Milwaukee

                               INTERNATIONAL (6)

SOUTH KOREA (3)
Seoul (3)(d)

PAKISTAN (1)
Lahore

UNITED ARAB EMIRATES (2)
Dubai (2)

------------------------

(a) Owned property

(b) Includes one Mexican restaurant.

(c) Includes one limited seating, take-out restaurant.

(d) Includes two limited seating, take-out restaurants.

UNIT ECONOMICS

    For the 12 month period ended October 1, 2000, the 96 company-owned restaurants open for the entire period generated average restaurant sales of approximately $2,034,000 and average restaurant operating cash flow of approximately $400,000, or 19.7% of sales. Our current prototype restaurant occupies a range of approximately 5,300 to 5,800 square feet, with a seating capacity ranging from 180 to 210 guests. For the 12 month period ending
October 1, 2000, our 12 current prototype restaurants, which have been open for at least one year, have generated average restaurant sales of approximately $1,973,000 and average restaurant operating cash flow of approximately $436,000, or 22.1% of sales. Based on an average investment of approximately
$1.7 million, excluding average land costs of approximately $819,000 and average pre-opening costs of $131,000, these restaurants have generated an average cash return on investment of 25.7% for the 12 month period ended October 1, 2000.

RESTAURANT OPERATIONS

    RESTAURANT MANAGEMENT.  The staff for a typical Pizzeria Uno...Chicago
Bar & Grill restaurant consists of one general manager, an assistant general manager, two managers and approximately 50 to 70 hourly employees, many of whom are part-time personnel. Managers of company-owned restaurants are compensated with a salary plus a performance bonus based on several factors, including restaurant sales and profits. To promote manager retention, we have implemented a work schedule in which a manager is given three days off every other week. We also offer our general managers vacation travel expense reimbursement, automobile lease payments and longevity awards.

    Each company-owned restaurant manager and franchisee is required to comply with an operations manual that contains detailed standards and specifications for all elements of operations. Our management makes regular visits to our restaurants to monitor system-wide compliance. We employ four divisional vice presidents of operations and 19 regional operations directors. The regional operations directors provide field supervision to both company-owned and franchised restaurants. Their duties include regular visits and detailed inspections of quality, service and sanitation. As additional restaurants are opened, we intend to add qualified regional operations directors.

    Our restaurant management conducts quality control inspections twice a day. Our food ingredients are tested for quality, freshness, age and temperature. Menu items are also inspected for quality and presentation and we maintain a toll-free telephone number for customer feedback. We conduct quarterly guest surveys to monitor the level of guest satisfaction. Our divisional vice presidents of operations are directly responsible for ensuring that all customer comments are addressed.

    TRAINING. We conduct an initial 10-week training program for all of our restaurant managers that focuses on restaurant operations. We continuously train company-owned restaurant managers through specialized training programs and regular meetings that emphasize the areas of leadership, quality of food preparation and service. These training programs are also offered to our franchisees. We require our restaurant managers to participate in an independent, nationally recognized training program to ensure the sanitary preparation and service of food and require all alcohol-serving employees to participate in an independent, nationally recognized program that provides training in the responsible service of alcohol. In addition, all food-handling personnel are required to undergo comprehensive internal training in the preparation and service of food. We also conduct quarterly regional meetings and an annual national meeting of franchisees and company restaurant managers that focuses on continued training in marketing, new products, operating systems, site selection and other aspects of business management.

FRANCHISE PROGRAM

    GENERAL. As of December 1, 2000, we had 66 franchised restaurants operating primarily as Pizzeria Uno...Chicago Bar & Grill and five Uno Pizza take-out units operated by 35 franchisees located in 23 states, the District of Columbia, Puerto Rico, South Korea, Pakistan and the United Arab Emirates. We have dedicated significant resources to our franchise program and plan to continue to pursue domestic as well as selective international expansion opportunities. We expect to grant additional domestic and international franchises to qualified applicants with restaurant related operating experience and requisite financial resources. Historically, we granted franchises on a single unit basis. As part of our growth strategy, we are currently pursuing area development agreements with franchisees for the construction of multiple restaurants over time within specified geographic areas.

    SIGNIFICANT FRANCHISE DEVELOPMENTS. In fiscal 1999, we signed area development agreements for the development of 10 restaurants in North Carolina and South Carolina over the next six and one-half years and 10 restaurants in southern New Jersey and Philadelphia over the next seven years. In fiscal 2000, we signed international development agreements for three units in Venezuela and a two-unit agreement for Panama. Domestically we signed two area development agreements totaling six units in Pennsylvania, an agreement for three to five units in the Richmond, Virginia area and an agreement for an additional three restaurants in Puerto Rico. We also completed two-unit agreements in Saratoga/ Glens Falls, New York and Scottsdale, Arizona. The terms for these new agreements vary in length from two and one-half years to five years.

    As we transitioned our company-owned restaurants into our new Pizzeria Uno...Chicago Bar & Grill concept, some of our franchisees have upgraded and redesigned their restaurants to be consistent with our new concept, but a number of our franchisees have not and are not achieving satisfactory operating results. Since the beginning of fiscal 1998, 26 of these franchised restaurants have closed. As of December 1, 2000, seven full-service, non-Chicago Bar & Grill restaurants remained in the franchise system.

    DEVELOPMENT AND FRANCHISE AGREEMENTS. We require new domestic franchisees to pay a non-refundable fee of $22,500 for each restaurant that the franchisee commits to develop at the time a development agreement is signed. Of this amount, $17,500 is applied to the initial franchise fee for each restaurant committed to be developed. Our current franchise agreement also requires franchisees to pay an initial franchise fee of $35,000 per restaurant when the franchise agreement is signed and a continuing monthly royalty of 5% of adjusted gross restaurant sales, which does not include certain items such as tips, complimentary meals and employee discounts, but not less than $1,000 per month. Royalties and franchise fees for international franchises are negotiated on an individual basis. The royalties we received during fiscal 2000 averaged 4.4% of franchised restaurant sales. For certain existing franchisees we have a variable royalty plan that allows royalty rate reductions from contractual rates for those franchised restaurants meeting certain criteria. This variable royalty plan is available only to those franchised restaurants that do not achieve minimum sales levels during their first five years of operation in relation to their overall capital investment, including capitalized lease obligations. The minimum royalty rate under the variable royalty plan is 3% and ranges up to 5%. Seven franchised restaurants currently qualify for some degree of royalty rate reduction under the variable royalty plan. This will be reduced to four units on January 1, 2001. The variable royalty plan is not currently offered to new franchisees.

    Our current franchise agreements have an initial term of 15 years with one 10-year renewal period at the option of the franchisee, provided that the agreement has not previously been terminated by either party. As a condition of each renewal, we may require a franchisee to sign a revised franchise agreement and to make capital expenditures to renovate the restaurant.

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

    TRAINING AND OVERSIGHT OF FRANCHISEES. Our initial training program for franchisees is similar to our training program for management trainees and employees in company-owned restaurants. In order to ensure uniform quality standards, we require franchisees to comply with our specifications as to space, design and decor, menu items, principal food ingredients and day-to-day operations, as set forth in our operations manual. Our executives or field-service personnel visit each franchised location, on average, at least four times per year. We receive weekly and monthly sales reports from our franchisees. In addition, we conduct random sales audits of all our franchisees on an ongoing basis.

    OUR LIMITED GUARANTEE OF EQUIPMENT AND LEASEHOLD FINANCING. We guarantee certain limited equipment and leasehold improvement financing to qualified franchisees through an agreement with an unaffiliated finance company. This program provides an aggregate of $25 million to our franchise system. Under this agreement, we guarantee financing provided by the finance company up to the greater of $2.5 million or 10% of the aggregate amount funded to qualified franchisees. At October 1, 2000, there were approximately $564,000 of loans outstanding to franchisees. We have also guaranteed up to a maximum of $400,000 of future lease payments in the event of default by a specific franchisee.

CONSUMER PRODUCTS

    We plan to continue to expand our consumer products business principally through the distribution of our Pizzeria Uno brand, Chicago-style deep-dish pizza, calzones, and other pizza products in hotels, movie theater chains, supermarkets, food courts and airports.

    We have established relationships with hotel chains for distribution of Pizzeria Uno brand pizzas and calzones to more than 450 hotel locations. We also provide our Pizzeria Uno brand pizza products at the concession areas in over 100 movie theaters, representing six movie theater chains, and distribute fresh, refrigerated pizzas to supermarket chains with more than 750 locations in the Northeast. During fiscal 2000, we began providing Pizzeria Uno brand, Chicago-style, deep-dish pizza for sale by a concession at the T. D. Waterhouse Center in Orlando.

    Since fiscal 1993, we have been supplying frozen Pizzeria Uno brand, Chicago-style, deep-dish pizza to American Airlines for service on its domestic and international flights. In fiscal 2000 we expanded our presence in the airline segment by supplying pizzas to three other major airlines. We continue to expand this business by introducing new products on domestic and international flights. In fiscal 2000 we sold three million pizzas to the airline industry.

    Several branded tests are underway with additional hotel chains and major food service providers as well as several retail grocers and club stores across the country. We expect to continue to test other traditional and non-traditional distribution channels for our consumer products. Our consumer products operation, which represented approximately 5% of our sales during fiscal 2000, complements our restaurant business, increases our brand awareness and enables people to enjoy Pizzeria Uno products in a wide variety of locations and settings.

PURCHASING

    We negotiate directly with suppliers for all primary food ingredients and beverage products to ensure adequate supplies and to obtain competitive prices. We seek competitive bids from suppliers on most of our primary food ingredients on a periodic basis. We approve suppliers of these ingredients and products and require our suppliers to adhere to our product specifications. Several of our key ingredients are proprietary. They are manufactured for us under private label and sold to authorized distributors for resale to company-owned restaurants and franchisees. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers. In January 2000, we entered into a fixed price contract with our supplier of mozzarella cheese, which has since been extended through August 2001, to help minimize our exposure to the volatility in the block cheese market.

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

MANAGEMENT INFORMATION SYSTEMS

    We believe that our current management information systems infrastructure has the features and capacity to support our growth plan. All of our company-owned restaurants have personal computer and point-of-sale systems integrated with our centralized management information and accounting systems. We are able to monitor and control labor, food and other direct operating expenses, and maintain efficient and quality restaurant service with hourly guest traffic and sales volume forecasts for each restaurant. Our systems permit restaurant and company management to manage sales, cost of sales and product mix on a daily basis. We also have access to daily financial and operating data for every company-owned restaurant, which is an important tool in achieving attractive restaurant level economics.

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

    For fiscal 2000, we spent approximately $5.2 million or 2.3% of restaurant and consumer product sales on advertising and marketing, which includes the 1.0% fee we contribute to the advertising cooperative fund for company-owned restaurants.

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

EMPLOYEES

    As of October 1, 2000, we had approximately 7,644 employees, 115 of whom were corporate personnel and 416 of whom were field service or restaurant managers and trainees. The remaining employees were restaurant personnel, many of whom were part-time. Of the 115 corporate employees, 38 were in management positions and 77 were general office employees.

    We consider our relations with our employees to be good. Generally, our employees are not covered by collective bargaining agreements except for those employees working in three of our restaurants in urban Chicago who are members of the Hotel Employees and Restaurant Employees International Union of the AFL-CIO, and with whom we are subject to a collective bargaining agreement through November 30, 2004.

TRADEMARKS

    We regard our trademarks and service marks as having significant value and as being an important factor in the marketing of our products. Our most significant marks include "Uno," "Pizzeria Uno," "Pizzeria Due," and "Pizzeria Uno...Chicago Bar & Grill." The registrations of our significant marks are subject to renewal at various times from 2000 to 2008. We intend to renew our registration of our marks prior to their expiration. Our policy is to pursue registration of our marks whenever possible and to oppose strenuously any infringement of our marks. We have also initiated efforts toward international trademark registration in support of our plan to expand into international markets. We have received one trademark registration in South Korea, where we have a development agreement with an existing area licensee, and have received several other international trademark registrations. In South Korea, Pakistan, Indonesia, the United Arab Emirates and other countries in the Middle East, and other countries, we have sought registration of a variety of marks, including "Pizzeria Uno" and "Pizzeria Uno...Chicago Bar & Grill."

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers and their ages are as follows:

NAME                                    AGE                    POSITION                DIRECTOR SINCE
----                                  --------   ------------------------------------  --------------
Aaron D. Spencer....................     69      Chairman and Director                      1979
Craig S. Miller.....................     51      President, Chief Executive Officer         1985
                                                 and Director
Paul W. MacPhail....................     37      Executive Vice President, Chief              --
                                                 Operating Officer
Robert M. Brown.....................     53      Executive Vice President                     --
Alan M. Fox.........................     53      Executive Vice President,                    --
                                                 President--Uno Foods Inc.
Robert M. Vincent...................     48      Executive Vice President--Finance,           --
                                                 Chief Financial Officer
Mark A. Jones.......................     48      Senior Vice President--Development           --
George W. Herz II...................     45      Senior Vice President, General               --
                                                 Counsel, and Secretary
M. Heyward Whetsell, Jr.............     53      Senior Vice President--Marketing             --

    The following is additional information regarding each of our executive officers:

    Aaron D. Spencer, our founder, has been Chairman of the Board since 1986 and previously served as our President until 1986 and as our Chief Executive Officer until September 29, 1996. Mr. Spencer has 34 years of experience in the restaurant industry. He was the founder and owner of our predecessor, which operated a chain of 24 Kentucky Fried Chicken franchised restaurants at the time the restaurants were sold.

    Craig S. Miller has been our President since 1986 and was appointed Chief Executive Officer on September 30, 1996. From 1986 to December 1998, he also served as our Chief Operating Officer. From 1984 to 1986, Mr. Miller served as one of our Vice Presidents and then as Executive Vice President. Prior to 1984, he spent 11 years with the General Mills, Inc. restaurant subsidiary, including four years in various executive capacities with Casa Gallardo Mexican restaurants and six years with the Red Lobster restaurant chain. Mr. Miller has a total of 32 years of experience in the restaurant industry.

    Paul W. MacPhail was appointed Executive Vice President and Chief Operating Officer on October 23, 2000. Previously Mr. MacPhail served as Executive Vice President and Chief Operating Officer from December 1998 to April 2000 and was our Senior Vice President-Operations from January 1997 to November 1998. From October 1994 to January 1997, he served as Divisional Vice President-Operations and from November 1992 to October 1994, he served as a Regional Director of Operations. From 1990 to 1992, Mr. MacPhail served as a General Manager and Senior Operations Manager. Prior to joining us, Mr. MacPhail served for eight years as a general manager with Ground Round, Inc. Mr. MacPhail has a total of 16 years of experience in the restaurant industry.

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

    Alan M. Fox was appointed Executive Vice President on November 30, 1999 and has been President of Uno Foods Inc., our subsidiary responsible for consumer products distribution, since 1990. From 1990 to 1999, Mr. Fox was our Senior Vice President-Purchasing. Mr. Fox served as Senior Vice President-Purchasing and Development from 1989 to 1990, and served as Vice President of Purchasing from 1988 to 1989. Prior to joining us, from 1971 to 1988, Mr. Fox served as Vice President-Purchasing at Worcester Quality Foods, Inc., a wholesale food service distributor. Mr. Fox has a total of 29 years of experience in the restaurant and food service industries.

    Robert M. Vincent was appointed Executive Vice President, Chief Financial Officer and Treasurer in April 2000 and was our Senior Vice President-Finance, Chief Financial Officer and Treasurer from July 1997 to March 2000. Prior to that, he served as Vice President-Finance and Controller from November 1992 to June 1997 and was our Controller from April 1992 to October 1992. Prior to joining us, Mr. Vincent served as chief financial officer and vice president-finance at Omega Corporation from 1988 to 1992, and vice president-finance at Boston Restaurant Associates from 1985 to 1988. From 1976 to 1985, Mr. Vincent worked at Ogden Corporation in a variety of finance positions. Mr. Vincent has 24 years experience in accounting and finance.

    Mark A. Jones was appointed Senior Vice President-Development in
November 1999. Prior to joining us, Mr. Jones served for 20 years for Darden Restaurants in a variety of positions. From 1992 to 1998 he was the vice president of market development and real estate and from 1987 to 1992 he was the vice president of construction and facilities. Mr. Jones served as the director of construction from 1986 to 1987 and as the national manager of new designs and remodels from 1982 to 1986. Prior to that he was the manager of expansion and remodeling from 1979 to 1982. Mr. Jones has a total of 21 years of experience in the restaurant industry.

    George W. Herz II was appointed Senior Vice President, General Counsel and Secretary in February 2000. He served as Vice President, General Counsel and Secretary from November 1999 to February 2000. Prior to joining us, Mr. Herz served as vice president and general counsel for Sbarro, Inc. from November 1995 to November 1999. From 1993 to 1995 Mr. Herz was general counsel for Minuteman Press International, and from 1983 to 1993 he served as corporate counsel for that company.

    M. Heyward Whetsell, Jr. was appointed Senior Vice President-Marketing in June 2000. Before joining us, Mr. Whetsell was senior vice president-marketing for TCBY Systems from March 1998 to June 2000. From 1996 to 1997 he was vice president-advertising for Extended Stay America, Inc., and from 1995 to 1996 he served as director-marketing for the Shoney's Division of TPI Restaurants, Inc. Prior to that, Mr. Whetsell worked in the advertising industry for 22 years, serving in a variety of positions.

    See also "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT," "ITEM 11. EXECUTIVE COMPENSATION," "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 2. PROPERTIES

    RESTAURANT LOCATIONS. As of December 1, 2000, we leased 88 and owned 23 of our restaurant locations. The leases for company-owned restaurants typically have initial terms of 20 years with certain renewal options and provide for a base rent plus real estate taxes, insurance and other expenses, plus additional percentage rents based on revenues of the restaurant. One of our company-owned restaurants in Boston, Massachusetts is located on the first floor of a six-story office building owned by Aaron D. Spencer, our Chairman. All of our franchised restaurants are in space leased from parties unaffiliated with us. Franchised restaurant leases typically have lease terms through the initial term of the franchise agreements.

    PRODUCTION PLANT. We own an approximately 38,000 square foot production plant in Brockton, Massachusetts. The plant produces frozen products for service aboard airline flights and at concession areas in theaters and hotels, as well as fresh, refrigerated pizzas that are sold in more than 750 supermarkets throughout the Northeast. This facility provides sufficient capacity to support significant growth in our business in the years ahead.

    EXECUTIVE OFFICES. Our executive offices are located in two adjacent buildings in West Roxbury, Massachusetts. The first, a three-story building owned by Charles Park Road, LLC, a Massachusetts limited liability company owned by Aaron D. Spencer, our Chairman, and his two adult children, is leased to us pursuant to a 10-year lease, commencing on March 30, 1987, with an option to renew for an additional five-year term. Currently we are in the five-year option term. We also lease the adjacent facility, a two-story building owned by Charles Park Road, LLC, pursuant to a 15-year lease with the option to renew for three additional five-year periods. This lease commenced on February 1, 1990. The two buildings consist of approximately 25,000 square feet and house our executive, administrative and clerical offices.

    We also own a 12,000 square foot facility in Norwood, Massachusetts which houses the company's test kitchen, Research & Development offices and training center. The facility also provides warehouse space.

ITEM 3. LEGAL PROCEEDINGS

    On October 25, 2000, a class action complaint (the "Complaint") was filed in the Court of Chancery of the State of Delaware for New Castle County by Bruce Cox against the Company, Aaron D. Spencer and each of the current directors and an officer who is a former director of the Company. The Complaint alleges that Mr. Spencer and certain members of senior management of the Company timed a proposed acquisition of the outstanding shares of the Company not currently owned by them to freeze out the Company's public shareholders in order to capture for themselves the Company's future potential without paying an adequate or fair price to the Company's public shareholders and that, through their proposal, the defendants have breached their fiduciary duties to the plaintiff. The plaintiff seeks to have the action maintained as a class action, seeks to have the defendants enjoined from proceeding with or closing the proposed transaction and further seeks to recover unspecified costs of the action. The class is alleged to include all public shareholders of the Company, excluding the defendants and their affiliates. The Company has filed a motion to dismiss on the basis of ripeness and intends to defend vigorously against the Complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Common Stock, $.01 par value, is listed on the New York Stock Exchange under the symbol "UNO." The table below sets forth the range of high and low sales prices on the New York Stock Exchange for the period from September 28, 1998 to October 1, 2000, adjusted for the 10% stock dividend declared on November 30, 1999 and paid on December 23, 1999 to shareholders of record on December 13, 1999:

                                                                 COMMON STOCK
                                                                     PRICE
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDED OCTOBER 3, 1999

First Quarter...............................................  $ 6.648     $5.284
Second Quarter..............................................  $ 7.614     $6.136
Third Quarter...............................................  $ 7.955     $6.250
Fourth Quarter..............................................  $13.466     $8.011

FISCAL YEAR ENDED OCTOBER 1, 2000

First Quarter...............................................  $11.125     $9.602
Second Quarter..............................................  $12.563     $9.563
Third Quarter...............................................  $12.438     $9.875
Fourth Quarter..............................................  $12.625     $6.625

NUMBER OF STOCKHOLDERS

    As of October 1, 2000, there were approximately 2,200 beneficial owners of the Company's Common Stock.

DIVIDENDS

    We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance our future development and growth. We may reconsider this policy from time to time in light of conditions then existing, including our earnings performance, financial condition and capital requirements. We are subject to various financial and operating covenants, including limitations on the payment of cash dividends under our $55 million credit facility.

    On November 30, 1999 our board of directors declared a 10% stock dividend on the outstanding shares of our common stock. The stock dividend was paid on December 23, 1999 to shareholders of record as of December 13, 1999.

ITEM 6. SELECTED FINANCIAL DATA

                                                              FISCAL YEAR ENDED
                                                              -----------------
                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             OCT. 1      OCT. 3     SEPT. 27   SEPT. 28   SEPT. 29
                                              2000        1999        1998       1997       1996
                                            --------   ----------   --------   --------   --------
                                                       (53 WEEKS)
INCOME STATEMENT DATA:
REVENUES
  Restaurant sales........................  $213,715    $198,560    $177,343   $164,389   $159,581
  Consumer product sales..................    11,772      10,568       9,384      9,115      8,351
  Franchise income........................     5,683       5,105       4,549      4,516      4,209
                                            --------    --------    --------   --------   --------
                                             231,170     214,233     191,276    178,020    172,141
COSTS AND EXPENSES
  Cost of food and beverages..............    57,679      54,683      48,567     43,994     44,064
  Labor and benefits......................    70,922      64,700      58,139     54,183     51,868
  Occupancy costs.........................    30,974      29,199      27,988     27,045     26,339
  Other operating costs...................    19,468      17,739      17,148     15,244     14,323
  General and administrative..............    19,521      16,629      13,661     13,384     12,155
  Depreciation and amortization...........    13,098      12,702      12,183     12,469     12,964
  Pre-opening costs.......................     2,137         594         938        823      1,567
  Special charges.........................     8,588                              4,000      3,937
                                            --------    --------    --------   --------   --------
                                             222,387     196,246     178,624    171,142    167,217
                                            --------    --------    --------   --------   --------
OPERATING INCOME..........................     8,783      17,987      12,652      6,878      4,924
INTEREST AND OTHER EXPENSE................     3,019       3,139       3,661      2,827      2,481
                                            --------    --------    --------   --------   --------
INCOME BEFORE INCOME TAXES................     5,764      14,848       8,991      4,051      2,443
Provision for income taxes................     1,729       5,048       2,968      1,378        757
                                            --------    --------    --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE.................     4,035       9,800       6,023      2,673      1,686
Cumulative effect of change in accounting
  principle for pre-opening costs, net of
  income tax benefit of $313..............                               636
                                            --------    --------    --------   --------   --------
NET INCOME................................  $  4,035    $  9,800    $  5,387   $  2,673   $  1,686
                                            ========    ========    ========   ========   ========
NET INCOME PER COMMON SHARE:
  Income before cumulative effect of
    change in accounting principle........  $   0.36    $   0.87    $   0.50   $   0.20   $   0.12
  Cumulative effect of change in
    accounting principle..................                             (0.05)
                                            --------    --------    --------   --------   --------
Basic net income per common share.........  $   0.36    $   0.87    $   0.45   $   0.20   $   0.12
                                            ========    ========    ========   ========   ========
Diluted net income per common share.......  $   0.34    $   0.84    $   0.45   $   0.20   $   0.12
                                            ========    ========    ========   ========   ========
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic...................................    11,162      11,313      11,960     13,146     13,963
                                            ========    ========    ========   ========   ========
  Diluted.................................    11,844      11,610      12,025     13,209     14,032
                                            ========    ========    ========   ========   ========

Certain amounts in prior fiscal years have been reclassified to permit comparison.

    Franchised restaurants which have been upgraded and redesigned to conform with, or opened as, our Pizzeria Uno...Chicago Bar & Grill concept are included in the table below for all periods presented. Franchised restaurants which have not been upgraded and redesigned are included under the caption "Other" for all periods presented. The information under Average Annual Restaurant Sales and Comparable Restaurant Sales Change, under the caption "Other", only includes those franchised restaurants which have not been upgraded and redesigned. The table does not include quick-service units, our SuCasa Mexican restaurant in Chicago or our former Bay Street Grill restaurants.

                                                              FISCAL YEAR ENDED
                                                              -----------------
                                             (AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF RESTAURANTS)
                                             OCT. 1      OCT. 3     SEPT. 27   SEPT. 28   SEPT. 29
                                              2000        1999        1998       1997       1996
                                            --------   ----------   --------   --------   --------
                                                       (53 WEEKS)
OPERATING DATA:
NUMBER OF RESTAURANTS
FULL-SERVICE PIZZERIA UNO...CHICAGO BAR &
  GRILL
Company-owned.............................       110          98          94         92         86
Franchised................................        55          47          42         39         35
OTHER
Company-owned.............................         1           1           3          5          6
Franchised................................        13          18          24         30         32
                                            --------    --------    --------   --------   --------
TOTAL AT YEAR END.........................       179         164         163        166        159
                                            ========    ========    ========   ========   ========

SYSTEM-WIDE RESTAURANT SALES
FULL-SERVICE PIZZERIA UNO...CHICAGO BAR &
  GRILL
Company-owned.............................  $211,626    $196,353    $174,716   $160,045   $151,178
Franchised................................   104,564      92,447      75,338     68,861     60,816
OTHER
Company-owned.............................     1,723       2,207       2,627      4,344      8,403
Franchised................................    16,648      25,687      30,212     33,986     35,273
                                            --------    --------    --------   --------   --------
TOTAL.....................................  $334,561    $316,694    $282,893   $267,236   $255,670
                                            ========    ========    ========   ========   ========

AVERAGE ANNUAL RESTAURANT SALES
FULL-SERVICE PIZZERIA UNO...CHICAGO BAR &
  GRILL
Company-owned.............................  $  2,052    $  1,972    $  1,854   $  1,818   $  1,846
Franchised................................     2,071       2,002       1,881      1,858      1,819
OTHER
Franchised................................     1,297       1,132       1,207      1,199      1,223

COMPARABLE RESTAURANT SALES CHANGE
FULL-SERVICE PIZZERIA UNO...CHICAGO BAR &
  GRILL
Company-owned.............................       3.0%        6.1%        1.3%      (1.7)%     (1.3)%
Franchised................................       1.9%        5.0%        1.8%       0.7%      (1.1)%
OTHER
Franchised................................      (1.8)%      (5.5)%      (5.1)%     (2.9)%     (1.0)%

BALANCE SHEET DATA:
Total assets..............................  $168,476    $149,612    $143,195   $143,732   $135,065
Long-term debt, net of current portion....    50,900      31,612      38,676     42,516     37,085
Capital lease obligations, net of current
  portion.................................       453         489         666        867      1,056
Treasury stock............................    33,237      26,826      22,616     19,877     10,653
Total shareholders' equity................    81,714      80,979      73,669     70,880     77,136

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's income statements and operating data for the periods indicated:

                                                              52 WEEKS   53 WEEKS   52 WEEKS
                                                               ENDED      ENDED      ENDED
                                                              10/01/00   10/03/99   9/27/98
                                                              --------   --------   --------
REVENUES:
  Restaurant sales..........................................    92.4%      92.7%      92.7%
  Consumer product sales....................................     5.1        4.9        4.9
  Franchise income..........................................     2.5        2.4        2.4
                                                               -----      -----      -----
    Total...................................................   100.0      100.0      100.0

COSTS AND EXPENSES:
  Cost of food and beverages (1)............................    25.6       26.1       26.0
  Labor and benefits (1)....................................    31.5       30.9       31.1
  Occupancy costs (1).......................................    13.7       14.0       15.0
  Other operating costs (1).................................     8.6        8.5        9.2
  General and administrative................................     8.4        7.8        7.1
  Depreciation and amortization (1).........................     5.8        6.1        6.5
  Pre-opening costs (2).....................................     1.0        0.3        0.5
  Special charges (2).......................................     4.0

OPERATING INCOME............................................     3.8        8.4        6.6

INTEREST AND OTHER EXPENSE..................................    (1.3)      (1.5)      (1.9)
                                                               -----      -----      -----

INCOME BEFORE INCOME TAXES..................................     2.5        6.9        4.7
  Provision for income taxes................................     0.8        2.3        1.6
                                                               -----      -----      -----
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................     1.7        4.6        3.1
  Cumulative effect of change in accounting principle for
    pre-opening costs, net of income tax benefit............                            .3
                                                               -----      -----      -----
NET INCOME..................................................     1.7%       4.6%       2.8%
                                                               =====      =====      =====

------------------------

(1) Percentage of restaurant and consumer product sales

(2) Percentage of restaurant sales

FISCAL YEAR ENDED OCTOBER 1, 2000 (52 WEEKS) COMPARED TO FISCAL YEAR ENDED OCTOBER 3, 1999 (53 WEEKS)

    TOTAL REVENUES. Total revenues increased 7.9% to $231.2 million in fiscal 2000 from $214.2 million in fiscal 1999.

    RESTAURANT SALES. Company-owned restaurant sales for the period rose 7.6% to $213.7 million from $198.6 million in fiscal 1999 due in part to a 3.0% increase in comparable store sales. Average weekly sales, which includes sales at comparable stores as well as new restaurants, increased 4.1% over the prior year, as the 12 company-operated restaurants opened in fiscal 2000 generated sales volumes approximately 25% higher than our comparable restaurant average. Operating weeks of full-service Pizzeria Uno...Chicago Bar & Grill restaurants increased 3.6% in fiscal 2000.

    CONSUMER PRODUCT SALES.  Consumer product sales increased 11.4% to
$11.8 million in fiscal 2000 from $10.6 million in fiscal 1999. Sales in the contract food service category grew 15.1%, primarily as a result of increased shipments to airline and hotel accounts. Sales in the supermarket category increased 0.8% over the same period last year as a 7.4% increase in Pizzeria Uno branded sales to retail grocers offset a reduction in private label and wholesale club store sales.

    FRANCHISE INCOME. Franchise income, which includes royalty income and initial franchise fees, increased 11.3% to $5.7 million in fiscal 2000 from $5.1 million in fiscal 1999. Royalty income increased 6.0% to $5.2 million in fiscal 2000 from $4.9 million in fiscal 1999. The growth in royalty income was primarily due to a 9.5% increase in average weekly sales for full-service franchised restaurants. Franchise fees of $442,000 were recorded in fiscal 2000, including approximately $180,000 from a non-refundable deposit forfeiture, compared to $160,000 in fiscal 1999. Nine full-service franchised restaurants opened and seven full-service franchised restaurants closed during fiscal 2000, including six non-Chicago Bar & Grill restaurants.

    COST OF FOOD AND BEVERAGES. Cost of food and beverage as a percentage of restaurant and consumer product sales decreased to 25.6% in fiscal 2000 from 26.1% last year. The decrease reflects the impact of cost savings from lower contract prices on commodities along with modest menu price increases during the year.

    LABOR AND BENEFITS. Labor costs as a percentage of restaurant and consumer product sales rose to 31.5% in fiscal 2000 from 30.9% in fiscal 1999. The growth in restaurant labor costs reflects an increase in the average wage rate, slightly lower direct labor productivity and higher management staffing levels while consumer product labor expense rose due to higher wage rates and increased benefits costs.

    OCCUPANCY COSTS. Occupancy costs as a percentage of restaurant and consumer product sales declined to 13.7% in fiscal 2000 from 14.0% in fiscal 1999 due to sales leverage gains.

    OTHER OPERATING COSTS. Other operating costs as a percentage of restaurant and consumer product sales increased slightly to 8.6% in fiscal 2000 from 8.5% in fiscal 1999 due to higher bank processing fees.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of total revenues increased to 8.4% in fiscal 2000 from 7.8% in fiscal 1999. The increase primarily reflects growth in salaries, recruitment and trainee labor costs, and legal and professional fees.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense as a percentage of restaurant and consumer product sales declined to 5.8% in fiscal 2000 from 6.1% in fiscal 1999 due to sales leverage gains.

    PRE-OPENING COSTS. Pre-opening costs as a percentage of restaurant sales increased to 1.0% in fiscal 2000 from 0.3% in fiscal 1999, reflecting the opening of 12 new restaurants in fiscal 2000 compared with five new restaurants in fiscal 1999. Pre-opening costs for two existing company restaurants that underwent major facilities upgrades in fiscal 2000 also contributed to the increase.

    SPECIAL CHARGES. With a chain of 111 full-service Company-owned restaurants, the Company periodically reviews the carrying value of its long-lived assets (primarily property, equipment and leasehold improvements) to assess the recoverability of these assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

    During the fourth quarter of fiscal 2000, the Company recorded a charge in the amount of $8.6 million, consisting of an asset impairment charge of $8.1 million and store closing costs of $.5 million. The $8.1 million asset impairment charge was recorded to reduce the carrying value of equipment and leaseholds at eight full-service Uno restaurants to their fair market value. Based upon current operating and cash flow results, management believed that these units would likely continue to generate operating and cash flow losses over the related remaining lease terms and therefore reduced the carrying value of the impaired assets to fair market value. The store closure costs represent estimated settlement costs associated with two full-service units, which the Company decided to close in the fourth quarter of fiscal 2000. The Company has already closed one of the two units and expects to close the other in fiscal 2001.

    The Company has not accrued any potential lease settlement costs for the remaining six impaired units since no decision has been made as to closing the sites. The decision to continue to operate or close the units will depend on events during the next 12 months. Any store closure costs will be recognized only upon a decision, if any, to close the units.

    OPERATING INCOME. Operating income for fiscal 2000 was $8.8 million, which represents an operating margin of 3.8%. Operating income for fiscal 1999 was $18.0 million, which represents an operating margin of 8.4%. Operating income, exclusive of the special charges, was $17.4 million in fiscal 2000, representing an operating margin of 7.5%. The decline in operating income and operating margin in fiscal 2000 was primarily due to increased labor, general and administrative, and pre-opening costs.

    INTEREST AND OTHER EXPENSE. Interest and other expense decreased to $3.0 million, or 1.3% of total revenues in fiscal 2000 from $3.1 million, or 1.5% of total revenues in fiscal 1999. The reduction is attributable to increased other income and higher interest capitalization, partially offset by higher debt levels and a small increase in borrowing rates.

    PROVISION FOR INCOME TAXES. The effective tax rate in fiscal 2000 was 30%, down from 34% in fiscal 1999 due to the impact of tax credits, which remained consistent with fiscal 1999, being applied against a lower pre-tax income.

    NET INCOME. Net income decreased to $4.0 million in fiscal 2000 from $9.8 million in fiscal 1999 based on the factors noted above.

FISCAL YEAR ENDED OCTOBER 3, 1999 (53 WEEKS) COMPARED TO FISCAL YEAR ENDED SEPTEMBER 27, 1998 (52 WEEKS)

    TOTAL REVENUES. Total revenues increased 12.0% to $214.2 million in fiscal 1999 from $191.3 million in fiscal 1998.

    RESTAURANT SALES. Company-owned restaurant sales for the period rose 12.0% to $198.6 million from $177.3 million in fiscal 1998 due primarily to a 6.1% increase in comparable store sales. Average weekly sales, which includes sales at comparable stores as well as new restaurants, increased 6.4% over the prior year, as the latest variation of our new prototype restaurants (P5) generated sales volumes approximately 10% higher than our non-prototype restaurant average. Growth in operating weeks of full-service Pizzeria Uno...Chicago Bar & Grill restaurants increased by 5.7% resulting from the addition of five restaurants during fiscal 1999.

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

    FRANCHISE INCOME. Franchise income, which includes royalty income and initial franchise fees, increased 12.2% to $5.1 million from $4.5 million in fiscal 1998. Royalty income increased 12.0% to $4.9 million in fiscal 1999 from $4.4 million in fiscal 1998. The increase in royalty income was primarily due to an 8.1% increase in average weekly sales for full-service franchised restaurants. Franchise fees of $160,000 were recorded for fiscal 1999 compared to $133,000 for fiscal 1998. Eight full-service franchised restaurants opened and 11 full-service franchised restaurants closed during fiscal 1999, including 10 non-Chicago Bar & Grill restaurants.

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

    LABOR AND BENEFITS. Labor costs as a percentage of restaurant and consumer product sales were down slightly to 30.9% in fiscal 1999 from 31.1% in fiscal 1998 as an increase in the average wage rate was absorbed by a higher check average and lower consumer product labor expense.

    OCCUPANCY COSTS. Occupancy costs as a percentage of restaurant and consumer product sales declined to 14.0% in fiscal 1999 from 15.0% in fiscal 1998 due to sales leverage gains.

    OTHER OPERATING COSTS. Other operating costs as a percentage of restaurant and consumer product sales declined to 8.5% in fiscal 1999 from 9.2% in fiscal 1998 due to lower advertising expense.

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

    PRE-OPENING COSTS. Pre-opening costs as a percentage of restaurant sales declined to 0.3% in fiscal 1999 from 0.5% in fiscal 1998, primarily due to sales leverage gains.

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

LIQUIDITY AND SOURCES OF CAPITAL

    Historically, we have leased most of our restaurant locations and pursued a strategy of controlled growth, financing our expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. The following table presents a summary of our cash flows for the 52 weeks ended October 1, 2000 (in thousands).

Net cash provided by operating activities...................  $ 20,825
Net cash used in investing activities.......................   (36,382)
Net cash provided by financing activities...................    15,593
                                                              --------
Increase in cash............................................  $     36
                                                              ========

    Cash increased from $752,000 at October 3, 1999 to $788,000 at October 1, 2000. Net cash provided by operations of $20.8 million for fiscal 2000 resulted primarily from $4.0 million of net income plus $13.2 million in depreciation and amortization, along with $8.6 million of non-cash special charges, including $8.1 million of asset impairment charges for eight units and $.5 million of estimated lease settlement costs for two units the Company has decided to close. This was partially offset by an increase in deferred income taxes in the amount of $4.2 million and an increase in accounts receivable in the amount of $1.5 million.

    The Company's investing activities utilized $36.4 million of net cash during fiscal 2000 primarily for purchases of property and equipment for existing units and for the addition of 12 new units.

    The Company's financing activities generated $15.6 million in net cash during fiscal 2000 due to proceeds from the Company's revolving line of credit of $19.1 million and exercise of stock options of $2.5 million, offset by the purchase of treasury stock of $6.0 million.

    In fiscal 2000, we opened 12 new restaurants. In fiscal 2001, we currently expect to open approximately seven to nine restaurants. We project that the average cash investment required in fiscal 2001 to open a full-service Pizzeria Uno...Chicago Bar and Grill restaurant, excluding land and pre-opening costs, will be approximately $1.7 million. The expected capital expenditures for fiscal 2001 are estimated to be approximately $23.0 million, of which approximately $15.0 million is expected to be expended for the opening of new restaurants.

    As of October 1, 2000, we had outstanding indebtedness of $50.4 million under our $55 million credit facility, $488,000 in capital lease obligations and $4.4 million under our mortgage financing. Advances under the revolving credit facility will accrue interest at the lender's prime rate plus 0-50 basis points, or alternatively, 75-175 basis points above LIBOR, depending upon our level of indebtedness. In June 2000, we amended our $55 million credit facility to increase the revolver component from $26.6 million to $36.6 million, leaving the remaining original principal amounts of the term loans of the facility unchanged. The maturity of the revolver is now June 2005. We anticipate using the revolving credit facility in the future for the development of additional restaurants and for working capital.

    On November 30, 1999 our board of directors declared a 10% stock dividend on the outstanding shares of our common stock. The stock dividend was paid on December 23, 1999 to shareholders of record as of December 13, 1999. All share, per share and share price data included in this report have been adjusted for the 10% stock dividend.

    On February 25, 2000, our board of directors amended its prior authorization regarding the repurchase of our common stock. Under this amendment, we are currently authorized to repurchase up to 1,500,000 shares of our common stock at such times and at such prices as we deem appropriate. To date under this authorization, we have repurchased 1,392,775 shares, of which 688,505 were purchased during fiscal 2000.

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

    We expensed all maintenance and modification costs as we incurred them. We capitalized and depreciated the cost of new software, if material, over its expected useful life. We incurred costs of approximately $150,000 in testing and remediation of all our systems and applications. Approximately $60,000 of the total cost of testing and remediation relates to repair issues and the remainder to replacement of equipment. All costs were budgeted and funded by cash flows from operations. No information technology projects were deferred due to Year 2000 compliance efforts. We did not pursue independent verification of our systems because we believe that any effort would have been as costly as the remediation effort and was not warranted. The costs related to the Year 2000 compliance project were not material to our financial position or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    We have market risk exposure to interest rates on our fixed and variable rate debt obligations and manage this exposure through the use of interest rate swaps. We do not enter into contracts for trading purposes. The information below summarizes our market risk associated with debt obligations and derivative financial instruments as of October 1, 2000. For debt obligations, the table presents principal cash flows and related average interest rates by expected fiscal year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal year end. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by fiscal year of maturity. The average variable rates are the implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal year end.

                                                                EXPECTED FISCAL YEAR OF MATURITY
                                 ----------------------------------------------------------------------------------------------
                                                                                                                    FAIR VALUE
                                   2001          2002          2003          2004          2005        THEREAFTER   OCT 1, 2000
                                 --------      --------      --------      --------      --------      ----------   -----------
                                                         (AMOUNTS IN MILLIONS, EXCEPT FOR PERCENTAGES)
LIABILITIES:
Fixed rate.....................   $ 0.24        $0.26         $0.28         $0.31         $ 0.34          $2.95       $ 4.38
Average interest rate..........     8.75%        8.75%         8.75%         8.75%          8.75%            --           --
Variable rate..................   $ 3.68        $3.68         $2.42         $2.00         $38.66             --       $50.44
Average interest rate..........     7.79%        7.63%         7.84%         8.03%          8.20%            --           --

INTEREST RATE SWAPS:
Receive variable/
Pay fixed:.....................   $30.00           --            --            --             --             --       $ 0.08
Weighted average pay rate......     5.84%          --            --            --             --             --           --
Average receive rate...........     6.41%          --            --            --             --             --           --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data are listed under Part IV,
Item 14 in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 1--Business, under the caption "Executive Officers of the Registrant" at page 14 of this Report, and by reference to the Company's definitive Proxy Statement which is expected to be filed by the Company within 120 days after the close of its fiscal year.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1.  INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................     34
Consolidated Balance Sheets--October 1, 2000 and October 3,
  1999......................................................     36
Consolidated Statements of Income--Years ended October 1,
  2000, October 3, 1999, and September 27, 1998.............     37
Consolidated Statements of Shareholders' Equity--Years ended
  October 1, 2000,
  October 3, 1999, and September 27, 1998...................     38
Consolidated Statements of Cash Flows--Years ended October
  1, 2000, October 3, 1999, and September 27, 1998..........     39
Notes to Consolidated Financial Statements..................     40

2.  FINANCIAL STATEMENT SCHEDULES

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.  EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
          3.1           Restated Certificate of Incorporation, as amended, filed as
                        Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q
                        for the fiscal quarter ended April 2, 1995 (the "April 2,
                        1995 Form 10-Q").*
          3.2           Amended and Restated By-laws filed as Exhibit 3.2 to the
                        April 2, 1995 Form 10-Q.*
          4.1           Specimen Certificate of Common Stock, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-2
                        (Registration No. 333-86765) ("1999 Registration
                        Statement").*
         10.1           Lease between Uno Restaurants, Inc. and Aaron D. Spencer
                        dated March 30, 1987 for premises in Boston, Massachusetts, filed as Exhibit 10.3 to the Company's Registration
                        Statement on Form S-1 (Registration No. 33-13100) ("1987
                        Registration Statement").*
         10.2           Lease between Uno Restaurants, Inc. and Aaron D. Spencer
                        dated March 30, 1987 for premises in West Roxbury,
                        Massachusetts, filed as Exhibit 10.2 to the 1987
                        Registration Statement.*
         10.3           Amendment to Lease dated November 17, 1992 for premises in
                        West Roxbury, Massachusetts, filed as Exhibit 10.3 to the
                        1999 Registration Statement.*
         10.4           Lease Between Uno Restaurants, Inc. and Lisa S. Cohen and
                        Mark N. Spencer dated February 1, 1990 for premises in West
                        Roxbury, Massachusetts, filed as Exhibit 10.4 to the 1999
                        Registration Statement.*
         10.5           Quitclaim Deed between Aaron D. Spencer, Lisa S. Cohen and
                        Mark N. Spencer and Charles Park Road, LLC dated August 10,
                        1998, filed as Exhibit 10.5 to the 1999 Registration
                        Statement.*
         10.6           Form of Franchise Agreement and Area Franchise Agreement,
                        filed as Exhibit 10(d) to the Company's Annual Report on
                        Form 10-K for fiscal year ended September 29, 1996 (the
                        "1996 Annual Report on Form 10-K").*

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
         10.7           1999 Uniform Franchisee Offering Circular, including Current
                        Form of Franchise Agreement, filed as Exhibit 10(d) on the
                        Company's Annual Report on Form 10-Q for the fiscal quarter ended June 27, 1999 (the "June 27, 1999 Form 10-Q").*
         10.8           Uno Restaurant Corporation 1987 Employee Stock Option Plan,
                        as amended, filed as Exhibit 10.8 to the 1999 Registration
                        Statement.*  **
         10.9           Uno Restaurant Corporation 1989 Non-Qualified Stock Option
                        Plan for Non-Employee Directors, filed as Exhibit A to the
                        Company's Proxy Statement for the Annual Meeting of
                        Stockholders held on February 8, 1995.*  **
        10.10           Uno Restaurant Corporation 1993 Non-Qualified Stock Option
                        Plan for Non-Employee Directors, as amended, filed as
                        Exhibit 10(g) to the Company's Annual Report on Form 10-K
                        for the fiscal year ended September 28, 1997 (the "1997
                        Annual Report on Form 10-K").*  **
        10.11           Uno Restaurant Corporation 1997 Employee Stock Option Plan,
                        filed as Exhibit A to the Company's Proxy Statement for the
                        Annual Meeting of Stockholders held on February 26,
                        1997.*  **
        10.12           Uno Restaurant Corporation 1997 Key Officer Stock Option
                        Plan, filed as Exhibit A to the Company's Proxy Statement
                        for the Annual Meeting of Stockholders held on February 26,
                        1998.*  **
        10.13           Uno Restaurant Corporation 1997 Non-Qualified Stock Option
                        Plan for Non-Employee Directors, filed as Exhibit B to the
                        Company's Proxy Statement for the Annual Meeting of
                        Stockholders held on February 26, 1998.*  **
        10.14           Form of Indemnification Agreement between the Company and
                        its Officers, filed as Exhibit 10.6 to the 1987 Registration
                        Statement.*  **
        10.15           Interest Rate Swap Agreement between Fleet Bank of
                        Massachusetts, N.A. and Uno Restaurants, Inc. dated
                        October 25, 1995, filed as Exhibit 10(k) to the Company's
                        Annual Report on Form 10-K for the fiscal year ended
                        October 1, 1995 (the "1995 Annual Report on Form 10-K").*
        10.16           Interest Rate Swap Agreement between Fleet Bank of
                        Massachusetts, N.A. and Uno Restaurants, Inc. dated
                        July 21, 1998, filed as Exhibit 10(n) to the Company's
                        Annual Report on Form 10-K for the fiscal year ended
                        September 27, 1998 (the "1998 Annual Report on Form 10-K).*
        10.17           Note between the Company and Craig S. Miller dated April 1,
                        1997, filed as Exhibit 10(r) to the Company's 1997 Annual
                        Report on Form 10-K.*  **
        10.18           Amendment to Promissory Note and Revised Debt Agreement
                        dated April 7, 1998, and Second Amendment to Promissory Note and Revised Debt Agreement dated September 27, 1998, each
                        between the Company and Craig S. Miller, filed as
                        Exhibit 10(p) to the 1998 Annual Report on Form 10- K.*  **
        10.19           Third Amendment to Promissory Note and Revised Debt
                        Agreement dated August 3, 1999, each between the Company and
                        Craig S. Miller, filed as Exhibit 10(p) to the June 27, 1999
                        Form 10-Q.*  **
        10.20           Form of Change in Control Protection Agreements between Uno
                        Restaurant Corporation and Mr. Spencer and Mr. Miller, filed as Exhibit 10(m) to the 1997 Annual Report on
                        Form 10-K.*  **
        10.21           Form of Change in Control Protection Agreements between Uno
                        Restaurant Corporation and Senior Vice Presidents, filed as
                        Exhibit 10(n) to the 1997 Annual Report on Form 10-K.*  **
        10.22           Form of Change in Control Protection Agreements between Uno
                        Restaurant Corporation and its other officers, filed as
                        Exhibit 10(o) to the 1997 Annual Report on Form 10-K.*  **

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
        10.23           Master Lease-Purchase Agreement between ORIX Credit
                        Alliance, Inc., as Lessor, and Massachusetts Industrial
                        Finance Agency, as Lessee, dated April 19, 1994, and Master
                        Sublease-Purchase Agreement between Massachusetts Industrial
                        Finance Agency, as Sublessor, and Uno Foods, Inc. as
                        Sublessee, dated April 19, 1994, filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994.*
        10.24           MetLife Capital Financial Corporation Mortgage Notes:
                        $1,875,000 8.75% Note dated December 23, 1996 of 8250
                        International Drive Corporation, $825,000 8.75% Note dated
                        December 23, 1996 of Saxet Corporation, $900,000 8.75% Note
                        dated December 23, 1996 of Saxet Corporation, $675,000 8.75%
                        Note dated January 30, 1997 of Saxet Corporation, $825,000
                        8.75% Note dated February 27, 1997 of Saxet Corporation,
                        each payable to the order of MetLife Capital Financial
                        Corporation, filed as Exhibit 10(q) to the 1997 Annual
                        Report on Form 10-K.*
        10.25           $55,000,000 Amended and Restated Revolving Credit and Term
                        Loan Agreement ("Revolving Credit and Term Loan Agreement")
                        dated as of November 4, 1997 by and among Uno
                        Restaurants, Inc. and Saxet Corp., as Borrowers, Uno
                        Foods, Inc., Pizzeria Uno Corporation, URC Holding
                        Company, Inc. and Uno Restaurant Corporation, as Guarantors,
                        and Fleet National Bank, as Agent and BankBoston, N.A. as
                        Co-Agent (without exhibits), filed as Exhibit 10(s) to the
                        1997 Annual Report on Form 10-K.*
        10.26           Amendment to Revolving Credit and Loan Agreement dated
                        September 28, 1998, filed as Exhibit 10.26 to the 1999
                        Registration Statement.*
        10.27           Executive Employment Agreement dated October 1, 1997, as
                        amended, by and between the Company and Paul MacPhail, filed as Exhibit 10.27 to the 1999 Registration Statement.*  **
        10.28           Executive Employment Agreement dated October 1, 1997, as
                        amended, by and between the Company and Robert Brown, filed as Exhibit 10.28 to the 1999 Registration Statement.*  **
        10.29           Executive Employment Agreement dated October 1, 1997, as
                        amended, by and between the Company and Robert Vincent,
                        filed as Exhibit 10.29 to the 1999 Registration
                        Statement.*  **
        10.30           Executive Employment Agreement dated October 1, 1997, as
                        amended, by and between the Company and Alan Fox, filed as
                        Exhibit 10.30 to the 1999 Registration Statement.*  **
        10.31           Contract with Beatrice Cheese, Inc. dated March 18, 1999,
                        filed as Exhibit 10.31 to the 1999 Registration Statement.*
        10.32           Promissory Note between the Company and Aaron D. Spencer
                        dated August 26, 1999, filed as Exhibit 10.32 to the 1999
                        Registration Statement.*  **
        10.33           Form of Indemnification Agreement between the Company and
                        its Directors as of October 2000.**
        10.34           First Amendment to Amended and Restated Revolving Credit and
                        Term Loan Agreement dated June 14, 2000 with Fleet National
                        Bank and SunTrust Bank.
        10.35           Contract with Beatrice Cheese, Inc. dated September 29,
                        2000.
         21.1           Subsidiaries of the Registrant.
         23.2           Consent of Ernst & Young LLP.
         27.1           Financial Data Schedule.

------------------------

* In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are incorporated by reference.

**  Management Contract.

(b) Reports on Form 8-K

    During the fiscal quarter ended October 1, 2000, we did not file any Current Reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       UNO RESTAURANT CORPORATION

                                                       BY:            /S/ ROBERT M. VINCENT
                                                            -----------------------------------------
                                                                        Robert M. Vincent,
                                                                     EXECUTIVE VICE PRESIDENT

                                                            Date: December 22, 2000

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

                      NAME                                     TITLE                      DATE
                      ----                                     -----                      ----
              /s/ AARON D. SPENCER                Chairman and Director
     --------------------------------------                                         December 22, 2000
                Aaron D. Spencer

              /s/ CRAIG S. MILLER                 President, Chief Executive
     --------------------------------------         Officer and Director            December 22, 2000
                Craig S. Miller                     (Principal Executive Officer)

             /s/ ROBERT M. VINCENT                Executive Vice President-Finance
     --------------------------------------         and Chief Financial Officer     December 22, 2000
               Robert M. Vincent                    (Principal Financial Officer)

              /s/ JOHN T. GERLACH                 Director
     --------------------------------------                                         December 22, 2000
                John T. Gerlach

              /s/ JAMES F. CARLIN                 Director
     --------------------------------------                                         December 22, 2000
                James F. Carlin

              /s/ TAMARA P. DAVIS                 Director
     --------------------------------------                                         December 22, 2000
                Tamara P. Davis

            /s/ JAMES J. KERASIOTES               Director
     --------------------------------------                                         December 22, 2000
              James J. Kerasiotes

              /s/ KENNETH D. HILL                 Director
     --------------------------------------                                         December 22, 2000
                Kenneth D. Hill

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Uno Restaurant Corporation

    We have audited the accompanying consolidated balance sheets of Uno Restaurant Corporation and subsidiaries as of October 1, 2000 and October 3, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uno Restaurant Corporation and subsidiaries at October 1, 2000 and October 3, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 1, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Boston, Massachusetts
November 3, 2000

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                   AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 1, 2000, OCTOBER 3, 1999
                             AND SEPTEMBER 27, 1998

                                    CONTENTS

Report of Independent Auditors..............................     34

Audited Consolidated Financial Statements

Consolidated Balance Sheets.................................     36
Consolidated Statements of Income...........................     37
Consolidated Statements of Shareholders' Equity.............     38
Consolidated Statements of Cash Flows.......................     39
Notes to Consolidated Financial Statements..................     40

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                OCTOBER 1       OCTOBER 3
                                                                  2000            1999
                                                              -------------   -------------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
ASSETS
Current assets:
  Cash......................................................     $    788        $    752
  Accounts receivable, net..................................        3,530           2,398
  Inventories...............................................        2,497           2,436
  Prepaid expenses..........................................        1,999           1,757
                                                                 --------        --------
Total current assets........................................        8,814           7,343

Property, equipment and leasehold improvements, net.........      141,992         128,746

Deferred income taxes.......................................       14,132          10,020

Liquor licenses and other assets............................        3,538           3,503
                                                                 --------        --------
                                                                 $168,476        $149,612
                                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $  9,851        $  7,798
  Accrued expenses..........................................        8,459           8,668
  Accrued compensation and taxes............................        2,889           3,369
  Income taxes payable......................................          558           2,914
  Current portions of long-term debt and capital lease
    obligations.............................................        3,953           4,075
                                                                 --------        --------
Total current liabilities...................................       25,710          26,824

Long-term debt, net of current portion......................       50,900          31,612
Capital lease obligations, net of current portion...........          453             489
Other liabilities...........................................        9,699           9,708

Commitments and contingencies

Shareholders' equity:
  Preferred Stock, $1.00 par value; 1,000 shares authorized;
    no shares issued or outstanding
  Common Stock, $.01 par value, 25,000 shares authorized;
    15,744 shares in 2000 and 15,375 shares in 1999
    issued..................................................          158             154
  Additional paid-in capital................................       58,755          55,648
  Retained earnings.........................................       56,038          52,003
                                                                 --------        --------
                                                                  114,951         107,805
  Treasury Stock (4,784 shares in 2000
    and 4,100 shares in 1999) at cost.......................      (33,237)        (26,826)
                                                                 --------        --------
Total shareholders' equity..................................       81,714          80,979
                                                                 --------        --------
                                                                 $168,476        $149,612
                                                                 ========        ========

                            See accompanying notes.

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                            YEAR ENDED
                                                              ---------------------------------------
                                                              OCTOBER 1    OCTOBER 3    SEPTEMBER 27
                                                                 2000         1999          1998
                                                              ----------   ----------   -------------
                                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER
                                                                            SHARE DATA)
                                                                            (53 WEEKS)
Revenues:
  Restaurant sales..........................................   $213,715     $198,560       $177,343
  Consumer product sales....................................     11,772       10,568          9,384
  Franchise income..........................................      5,683        5,105          4,549
                                                               --------     --------       --------
                                                                231,170      214,233        191,276
Costs and expenses:
  Cost of food and beverages................................     57,679       54,683         48,567
  Labor and benefits........................................     70,922       64,700         58,139
  Occupancy costs...........................................     30,974       29,199         27,988
  Other operating costs.....................................     19,468       17,739         17,148
  General and administrative................................     19,521       16,629         13,661
  Depreciation and amortization.............................     13,098       12,702         12,183
  Pre-opening costs.........................................      2,137          594            938
  Special charges...........................................      8,588
                                                               --------     --------       --------
                                                                222,387      196,246        178,624
                                                               --------     --------       --------
Operating income............................................      8,783       17,987         12,652

Other expense (income):
  Interest expense..........................................      3,189        3,160          3,527
  Other expense (income)....................................       (170)         (21)           134
                                                               --------     --------       --------
                                                                  3,019        3,139          3,661
                                                               --------     --------       --------
Income before income taxes..................................      5,764       14,848          8,991

Provision for income taxes..................................      1,729        5,048          2,968
                                                               --------     --------       --------
Income before cumulative effect of change in accounting
  principle.................................................      4,035        9,800          6,023
Cumulative effect of change in accounting principle for
  pre-opening costs, net of income tax benefit of $313......                                    636
                                                               --------     --------       --------
Net income..................................................   $  4,035     $  9,800       $  5,387
                                                               ========     ========       ========
Basic earnings per share:
  Earnings before cumulative effect of change in accounting
    principle...............................................   $    .36     $    .87       $    .50
  Cumulative effect of change in accounting principle.......                                   (.05)
                                                               --------     --------       --------
                                                               $    .36     $    .87       $    .45
                                                               ========     ========       ========
Diluted earnings per share:
  Earnings before cumulative effect of change in accounting
    principle...............................................   $    .34     $    .84       $    .50
  Cumulative effect of change in accounting principle.......                                   (.05)
                                                               --------     --------       --------
                                                               $    .34     $    .84       $    .45
                                                               ========     ========       ========
Basic weighted average shares outstanding...................     11,162       11,313         11,960
                                                               ========     ========       ========
Diluted weighted average shares outstanding.................     11,844       11,610         12,025
                                                               ========     ========       ========

                            See accompanying notes.

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                COMMON STOCK       ADDITIONAL
                                             -------------------    PAID-IN     RETAINED   TREASURY
                                              SHARES     AMOUNT     CAPITAL     EARNINGS    STOCK      TOTAL
                                             --------   --------   ----------   --------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS)
Balance at September 28, 1997.............    15,130      $152       $53,789    $36,816    $(19,877)  $70,880
  Net income..............................                                        5,387                 5,387
  Exercise of stock options...............        23                     127                              127
  Purchase of Treasury Stock..............                                                   (2,791)   (2,791)
  Contribution of Treasury Stock to 401(k)
    Savings and Employee Stock Ownership
    Retirement Plan.......................                                 2                     52        54
  Tax benefit from exercise of
    nonqualified stock options............                                12                               12
                                              ------      ----       -------    -------    --------   -------
Balance at September 27, 1998.............    15,153       152        53,930     42,203     (22,616)   73,669
  Net income (53 weeks)...................                                        9,800                 9,800
  Exercise of stock options...............       222         2         1,515                            1,517
  Purchase of Treasury Stock..............                                                   (4,382)   (4,382)
  Contribution of Treasury Stock to 401(k)
    Savings and Employee Stock Ownership
    Retirement Plan.......................                                 3                    172       175
  Tax benefit from exercise of
    nonqualified stock options............                               200                              200
                                              ------      ----       -------    -------    --------   -------
Balance at October 3, 1999................    15,375       154        55,648     52,003     (26,826)   80,979
  Net income..............................                                        4,035                 4,035
  Exercise of stock options...............       369         4         2,519                            2,523
  Purchase of Treasury Stock..............                                                   (6,445)   (6,445)
  Contribution of Treasury Stock to 401(k)
    Savings and Employee Stock Ownership
    Retirement Plan.......................                                21                     34        55
  Tax benefit from exercise of
    nonqualified stock options............                               567                              567
                                              ------      ----       -------    -------    --------   -------
Balance at October 1, 2000................    15,744      $158       $58,755    $56,038    $(33,237)  $81,714
                                              ======      ====       =======    =======    ========   =======

                            See accompanying notes.

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED
                                                              ------------------------------------
                                                              OCTOBER 1   OCTOBER 3   SEPTEMBER 27
                                                                2000        1999          1998
                                                              ---------   ---------   ------------
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $  4,035    $  9,800      $  5,387
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Cumulative effect of change in accounting principle.......                                 636
  Depreciation and amortization.............................    13,233      12,823        12,292
  Deferred income taxes.....................................    (4,112)     (2,570)         (851)
  Tax benefit from exercise of non-qualified stock
    options.................................................       567         200            12
  Contribution to employee benefit programs.................        55         175            54
  Provision for deferred rent...............................       335         184           147
  Loss (gain) on disposal of equipment......................       428         (62)          (26)
  Special charges...........................................     8,588
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (1,517)       (614)        1,039
    Inventories.............................................       (61)       (140)           30
    Prepaid expenses and other assets.......................      (390)     (1,071)         (237)
    Accounts payable and other liabilities..................     2,020       4,320           700
    Income taxes payable....................................    (2,356)      1,919          (768)
                                                              --------    --------      --------
Net cash provided by operating activities...................    20,825      24,964        18,415

INVESTING ACTIVITIES
Additions to property, equipment and leasehold
  improvements..............................................   (36,430)    (18,860)      (12,141)
Proceeds from sale of fixed assets..........................        48       2,730            26
                                                              --------    --------      --------
Net cash used in investing activities.......................   (36,382)    (16,130)      (12,115)

FINANCING ACTIVITIES
Proceeds from revolving line of credit......................    83,123      72,243        50,790
Principal payments on debt and capital lease obligations....   (63,993)    (79,490)      (53,882)
Purchase of Treasury Stock..................................    (6,060)     (4,421)       (2,791)
Exercise of stock options...................................     2,523       1,556           127
                                                              --------    --------      --------
Net cash provided by (used in) financing activities.........    15,593     (10,112)       (5,756)
                                                              --------    --------      --------
Increase (decrease) in cash.................................        36      (1,278)          544
Cash at beginning of year...................................       752       2,030         1,486
                                                              --------    --------      --------
Cash at end of year.........................................  $    788    $    752      $  2,030
                                                              ========    ========      ========

                            See accompanying notes.

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 1, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    The Company owns and operates 110 "Pizzeria Uno...Chicago Bar & Grill" casual dining, full-service restaurants primarily from New England to Virginia, as well as Florida, Chicago and Denver, and operates a Mexican restaurant in Chicago. The company also franchises 55 "Pizzeria Uno...Chicago Bar & Grill" and 7 Pizzeria Uno Restaurant & Bar restaurants in 30 states, the District of
Columbia, Puerto Rico, Seoul, South Korea, and Dubai, U.A.E.   The Company under
its Uno Foods subsidiary operates a consumer foods business, which supplies airlines, movie theaters, hotel restaurants and supermarkets with both frozen and refrigerated branded and non branded products.

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

INVENTORIES

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

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company periodically reviews the carrying value of its long-lived assets (primarily property, equipment and leasehold improvements) to assess the recoverability of these assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

REVENUE RECOGNITION

    The Company defers franchise fees until the franchisee opens the restaurant and all services have been substantially performed; at that time, the fee is recorded as income. Royalty income is recorded as earned based on rates provided by the respective franchise agreements. Expenses related to franchise activities, included in general and administrative expense in the accompanying statements of income,

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                                OCTOBER 1, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amounted to approximately $4,302,000, $3,895,000 and $3,280,000 in fiscal years 2000, 1999 and 1998, respectively.

    A summary of full-service franchise unit activity is as follows:

                                                             YEAR ENDED
                                               ---------------------------------------
                                               OCTOBER 1    OCTOBER 3    SEPTEMBER 27
                                                  2000         1999          1998
                                               ----------   ----------   -------------
Units operating at beginning of year.........      60            63           66
Units opened.................................       9             8            5
Units closed.................................      (7)          (11)          (8)
                                                   --           ---           --
Units operating at end of year...............      62            60           63
                                                   ==           ===           ==

INCOME TAXES

    Deferred income taxes are determined utilizing the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

ADVERTISING

    The Company records advertising expense as incurred. Advertising expense was $5,189,000, $5,054,000 and $5,257,000 for fiscal years 2000, 1999 and 1998, respectively.

EARNINGS PER SHARE

    Basic earnings per share represents net income divided by the weighted average shares of common stock outstanding during the period. Weighted average shares used in diluted earnings per share include 682,000, 297,000 and 65,000 for fiscal years 2000, 1999 and 1998, respectively, of common stock equivalents arising from stock options using the treasury stock method.

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

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                                OCTOBER 1, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, since the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

    In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION (the Interpretation). This Interpretation clarifies how companies should apply the Accounting Principles Board's Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: the definition of an employee applies to awards granted after December 15, 1998; the Interpretation applies to modifications that reduce the exercise price of an award after December 15, 1998; and the Interpretation applies to modifications that add a reload feature to an award made after January 12, 2000. There were no awards granted by the Company, which resulted in an adjustment as a result of this Interpretation.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001, and believes that the adoption of this pronouncement will not have an impact on the Company's consolidated financial statements.

RECLASSIFICATIONS

    Certain amounts in the accompanying financial statements have been reclassified to conform with the 2000 presentation.

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

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                                OCTOBER 1, 2000

2. SPECIAL CHARGES

    During the fourth quarter of fiscal 2000, the Company recorded a pre-tax charge in the amount of $8.6 million, consisting of an asset impairment charge of $8.1 million and store closing costs of $.5 million. The $8.1 million asset impairment charge was recorded to reduce the carrying value of equipment and leaseholds at eight full-service Uno restaurants to their fair market value. Based upon current operating and cash flow results, management believed that these units would likely continue to generate operating and cash flow losses and therefore reduced the carrying value of the impaired assets to fair market value. The store closure costs represent estimated settlement costs associated with two full-service units, which the Company decided to close in the fourth quarter of fiscal 2000. The Company expects to close the units in fiscal 2001.

3. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements consist of the following:

                                                          OCTOBER 1    OCTOBER 3
                                                             2000         1999
                                                          ----------   ----------
                                                              (IN THOUSANDS)
Land....................................................   $ 19,640     $ 17,143
Buildings...............................................     35,215       28,920
Equipment...............................................     64,385       58,576
Leasehold improvements..................................    106,342      101,326
Construction in progress................................      3,029        2,930
                                                           --------     --------
                                                            228,611      208,895
Less allowances for depreciation and amortization.......     86,619       80,149
                                                           --------     --------
                                                           $141,992     $128,746
                                                           ========     ========

4. RELATED-PARTY TRANSACTIONS

    The Company leases three buildings from its principal shareholder for a restaurant and corporate office space. Rent expense in the amount of approximately $535,000, $515,000, and $505,000 was charged to operations in fiscal year 2000, 1999, and 1998 respectively. The Company believes that the terms of these leases approximate fair rental value. Additionally, the Company's Chief Executive Officer and his brother own and operate three franchised restaurants and pay royalties to the Company under standard franchise agreements.

5. LEASES

    The Company conducts the majority of its operations in leased facilities, which are accounted for as capital or operating leases. The leases typically provide for a base rent plus real estate taxes, insurance and other expenses, plus additional contingent rent based upon revenues of the restaurant. Assets held under capital leases were $2,439,000 at October 1, 2000 and $2,881,000 at October 3, 1999. Accumulated amortization amounted to $767,000 at October 1, 2000 and $880,000 at October 3, 1999. Capital lease asset amortization is included in depreciation and amortization. At October 1, 2000, the

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                                OCTOBER 1, 2000

5. LEASES (CONTINUED)
minimum rental commitments under all noncancelable capital and operating leases with initial or remaining terms of more than one year are as follows:

                                                            CAPITAL    OPERATING
FISCAL YEAR                                                  LEASES     LEASES
-----------                                                 --------   ---------
                                                               (IN THOUSANDS)
2001......................................................   $   74    $ 10,967
2002......................................................       42      11,026
2003......................................................       42      10,680
2004......................................................       42      10,565
2005......................................................       42       9,881
Thereafter................................................    1,084      80,887
                                                             ------    --------
                                                              1,326    $134,006
                                                                       ========
Less amount representing interest.........................      838
                                                             ------
Present value of net minimum lease payments...............      488
Less current portion of obligation under capital leases...       35
                                                             ------
Long-term obligation under capital leases.................   $  453
                                                             ======

    Total expenses, including real estate taxes, for all operating leases were as follows:

                                                  MINIMUM      CONTINGENT
FISCAL YEAR                                    LEASE RENTALS    RENTALS      TOTAL
-----------                                    -------------   ----------   --------
                                                          (IN THOUSANDS)
2000.........................................     $13,858         $676      $14,534
1999.........................................      13,542          607       14,149
1998.........................................      13,010          689       13,699

    Certain operating lease agreements contain free rent inducements and scheduled rent increases which are being amortized over the terms of the agreements, ranging from 15 to 20 years, using the straight-line method. The deferred rent liability, included in other liabilities, amounted to $5,262,000 at October 1, 2000 and $4,927,000 at October 3, 1999.

6. FINANCING ARRANGEMENTS

    Long-term debt consists of the following:

                                                           OCTOBER 1   OCTOBER 3
                                                             2000        1999
                                                           ---------   ---------
                                                              (IN THOUSANDS)
Revolving credit and note agreement......................   $50,440     $30,915
8.75%, 15-year secured mortgage notes payable............     4,378       4,595
                                                            -------     -------
                                                             54,818      35,510
Less current portion.....................................     3,918       3,898
                                                            -------     -------
                                                            $50,900     $31,612
                                                            =======     =======

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                                OCTOBER 1, 2000

6. FINANCING ARRANGEMENTS (CONTINUED)
    In June 2000, the Company amended its $55 million credit facility to expand the revolver component from $26.6 million to $36.6 million, leaving the remaining term loans of the facility unchanged, except for the maturity of the revolver, which was extended to June 2005. The Company is entitled to borrow, at its discretion, amounts, which accrue interest at variable rates based on either the LIBOR or prime rate. Amounts borrowed under the credit facility are secured by certain real properties owned by the Company. At October 1, 2000, interest rates on outstanding borrowings under the revolving line of credit ranged from 7.87% to 9.50%. A commitment fee of approximately 0.38% is accrued on unused borrowings under the new credit agreement. The note agreements contain certain financial and operating covenants, including maintenance of certain levels of net worth and income. The Company did not meet its profitability covenant due to the special charges recorded in fiscal 2000, and therefore, was not in compliance at October 1, 2000. The Company has obtained an appropriate waiver from its lending institution for the period under violation. At October 1, 2000, the carrying value of the Company's long-term debt approximated fair market value.

    Annual principal payments of debt are as follows (in thousands):

FISCAL YEAR
-----------
2001........................................................  $ 3,918
2002........................................................    3,940
2003........................................................    2,703
2004........................................................    2,309
2005........................................................   38,998
Thereafter..................................................    2,950
                                                              -------
                                                              $54,818
                                                              =======

    The Company has two interest rate swap agreements which convert a portion of its floating rate debt to a fixed-rate basis, thereby reducing the potential impact of interest rate increases on future income. The notional amounts and fair market value under the swap agreements amount to $30 million and $76,000, respectively, at October 1, 2000. The original terms range from three to five years with fixed interest rates ranging from 5.80% to 6.04% and the agreements expire in October 2000 and July 2001. The differentials to be paid or received are accrued as interest rates change and are recognized as an adjustment to interest expense related to the debt.

    The Company made interest payments of $3,637,000, $3,540,000 and $3,598,000 during fiscal years 2000, 1999 and 1998, respectively. The Company capitalized interest during the construction period of new restaurants which amounted to $411,000 in fiscal year 2000, $157,000 in fiscal year 1999 and $127,000 in fiscal year 1998 and included those amounts in leasehold improvements.

    The Company provides certain limited lease financing to qualified franchisees through an agreement with an unaffiliated finance company. The Company's maximum guarantee under the agreement was $564,000 at October 1, 2000. The Company has also guaranteed up to a maximum of $400,000 of future lease payments in the event of default by a specific franchisee.

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                                OCTOBER 1, 2000

7. CONTINGENCIES

    The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that although there can be no assurance as to the disposition of these proceedings, based upon information available at this time, the expected outcome of these matters will not have a material adverse effect on the Company's results of operations and financial condition of the Company.

8. PREPAID EXPENSES

    Prepaid expenses consist of the following:

                                                           OCTOBER 1   OCTOBER 3
                                                             2000        1999
                                                           ---------   ---------
                                                              (IN THOUSANDS)
Prepaid rent.............................................   $1,500      $1,430
Prepaid operating costs..................................      445         269
Prepaid insurance........................................       54          58
                                                            ------      ------
                                                            $1,999      $1,757
                                                            ======      ======

9. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                           OCTOBER 1   OCTOBER 3
                                                             2000        1999
                                                           ---------   ---------
                                                              (IN THOUSANDS)
Accrued insurance........................................   $1,672      $1,627
Accrued rent.............................................    1,194       1,483
Accrued store closure....................................    1,186       2,197
Accrued utilities........................................      632         653
Accrued vacation.........................................      799         737
Accrued advertising......................................      640         482
Franchise fee and other deposits.........................    1,011         531
Other....................................................    1,325         958
                                                            ------      ------
                                                            $8,459      $8,668
                                                            ======      ======

10. SHAREHOLDERS' EQUITY

    On November 30, 1999, the Company declared a 10% Common Stock dividend payable on December 23, 1999 to stockholders of record as of December 13, 1999. All share and per share data in the accompanying financial statements have been retroactively adjusted to reflect the stock dividend.

11. EMPLOYEE BENEFIT PLANS

    The Company maintains a 401(k) Savings and Employee Stock Ownership Retirement Plan (the Plan) for all of its eligible employees. The Plan is maintained in accordance with the provisions of

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                                OCTOBER 1, 2000

11. EMPLOYEE BENEFIT PLANS (CONTINUED)
Section 401(k) of the Internal Revenue Code and allows all employees with at least one year of service to make annual tax-deferred voluntary contributions up to 15% of their salary. Under the Plan, the Company matches a specified percentage of the employees contributions, subject to certain limitations. Total contributions made to the plan were $282,000, $225,000 and $214,000 in fiscal years 2000, 1999 and 1998, respectively. In fiscal years 2000, 1999 and 1998 respectively, contributions included $55,000, $175,000 and $54,000 of the Company's common stock previously held in Treasury.

    The Company sponsors a Deferred Compensation Plan which allows officers to defer up to 20% of their annual compensation. These assets are placed in a "rabbi trust" and are presented as assets of the Company in the accompanying balance sheet as they are available to the general creditors of the Company in the event of the Company's insolvency. The related liability of $1,111,000 at October 1, 2000 and $1,308,000 at October 3, 1999 is included in other liabilities in the accompanying balance sheet. Total contributions to this plan were $182,000, $211,000 and $170,000 in fiscal years 2000, 1999 and 1998, respectively.

12. INCOME TAXES

    Deferred taxes are attributable to the following temporary differences:

                                                           OCTOBER 1   OCTOBER 3
                                                             2000        1999
                                                           ---------   ---------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Excess book over tax depreciation......................   $ 5,021     $ 4,035
  Deferred rent..........................................     2,010       1,914
  Accrued expenses.......................................     2,280       1,910
  Asset impairment charge................................     3,861       1,043
  Franchise fees.........................................       898         900
  Other..................................................       420         769
                                                            -------     -------
Total deferred tax assets................................    14,490      10,571
Deferred tax liabilities:
  Other..................................................       358         551
                                                            -------     -------
Total deferred tax liabilities...........................       358         551
                                                            -------     -------
Net deferred tax assets..................................   $14,132     $10,020
                                                            =======     =======

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                                OCTOBER 1, 2000

12. INCOME TAXES (CONTINUED)
    The provision (credit) for income taxes consisted of the following:

                                                            YEAR ENDED
                                               ------------------------------------
                                               OCTOBER 1   OCTOBER 3   SEPTEMBER 27
                                                 2000        1999          1998
                                               ---------   ---------   ------------
                                                          (IN THOUSANDS)
Current:
  Federal....................................   $ 4,906     $ 6,302       $2,941
  State......................................       935       1,316          878
                                                -------     -------       ------
                                                  5,841       7,618        3,819
Deferred:
  Federal....................................    (3,958)     (2,069)        (713)
  State......................................      (154)       (501)        (138)
                                                -------     -------       ------
                                                 (4,112)     (2,570)        (851)
                                                -------     -------       ------
Income tax expense...........................   $ 1,729     $ 5,048       $2,968
                                                =======     =======       ======

12. INCOME TAXES (CONTINUED)

    A reconciliation of the effective tax rates with the federal statutory rates is as follows:

                                                           YEAR ENDED
                                              ------------------------------------
                                              OCTOBER 1   OCTOBER 3   SEPTEMBER 27
                                                2000        1999          1998
                                              ---------   ---------   ------------
Federal statutory rate......................     34.0%      34.3%         34.0%
State income taxes, net of federal income
  tax benefit...............................      5.6        4.6           4.6
Tax credits.................................    (14.4)      (5.1)         (6.5)
Other.......................................      4.8         .2            .9
                                                -----       ----          ----
Effective income tax rate...................     30.0%      34.0%         33.0%
                                                =====       ====          ====

    The Company made income tax payments of $7,686,000, $5,598,000 and $4,545,000 during fiscal years 2000, 1999 and 1998, respectively.

13. STOCK-BASED COMPENSATION

    During 1998, the Company's shareholders ratified the 1997 Key Officer Stock Option Plan (the Key Officer Plan) under which options were granted for
1.1 million shares of Common Stock at an exercise price of $6.82 per share, which are fully vested at October 3, 1999. The Key Officer Plan will terminate on August 25, 2007.

    During 1998, the Company also established the 1997 Non Qualified Stock Option Plan for Non-Employee Directors (the 1997 Directors' Plan) which provides for the granting of options to purchase up to 82,500 shares of Common Stock. Options are to be granted at an exercise price equal

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                                OCTOBER 1, 2000

13. STOCK-BASED COMPENSATION (CONTINUED) to the fair market value of the shares of Common Stock at the date of grant and vest one year after date of grant. The 1997 Directors' Plan will terminate on February 26, 2008.

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

    The 1989 and 1993 Non-Qualified Stock Option Plans for Non-Employee Directors (the Directors' Plans) provide for up to 111,719 shares of Common Stock issuable upon exercise of options granted under the Directors' Plans. The 1989 and 1993 Directors' Plans terminate(d) on November 10, 1999 and August 17, 2002, but such termination shall not affect the validity of options granted prior to the dates of termination. Options are granted at an exercise price equal to the fair market value of the shares of Common Stock at the date of grant. Options granted under the Directors' Plans may be exercised commencing one year after the date of grant and ending ten years from the date of grant.

    Information regarding the Company's stock option plans is summarized below:

                                                                YEAR ENDED
                                   ---------------------------------------------------------------------
                                         OCTOBER 1               OCTOBER 3             SEPTEMBER 27
                                           2000                    1999                    1998
                                   ---------------------   ---------------------   ---------------------
                                               WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                AVERAGE                 AVERAGE                 AVERAGE
                                               EXERCISE                EXERCISE                EXERCISE
                                    OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                   ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at Beginning of
  Period.........................  2,450,631    $ 7.17     2,748,410    $ 6.70     1,361,146     $6.66
Granted..........................    244,004     10.64       281,416     11.09     1,519,908      6.69
Exercised........................   (350,810)     6.77      (221,444)     6.85     (20,255)       6.83
Canceled.........................   (193,819)     8.28      (357,751)     6.85     (112,389)      6.21
                                   ---------    ------     ---------    ------     ---------     -----
Outstanding at End of period.....  2,150,006    $ 7.53     2,450,631    $ 7.17     2,748,410     $6.70
                                   =========    ======     =========    ======     =========     =====
Options exercisable at end
  of period......................  1,548,824               1,725,237               1,032,061
                                   =========               =========               =========
Options available for grant at
  end of period..................    462,174                 728,309               651,974
                                   =========               =========               =========

    The weighted-average fair value of options granted during fiscal years 2000, 1999 and 1998, were $4.53, $4.54 and $2.74, respectively. The Company has
2.6 million shares of common stock reserved at October 1, 2000 for the exercise of stock options.

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                                OCTOBER 1, 2000

13. STOCK-BASED COMPENSATION (CONTINUED)
    The following table presents information about significant option groups outstanding at October 1, 2000:

                                                 WEIGHTED-                      WEIGHTED-
                                                  AVERAGE                        AVERAGE
                                  OPTIONS        REMAINING         OPTIONS     EXERCISABLE
EXERCISE PRICE                  OUTSTANDING   CONTRACTUAL LIFE   EXERCISABLE      PRICE
--------------                  -----------   ----------------   -----------   -----------
$5.27 - $ 6.59................     688,304        6.0 years         447,756       $5.95
$6.82 - $12.13................   1,461,702        7.1 years       1,101,068       $7.34

    Pursuant to the requirements of SFAS No. 123, the following are the pro forma net income and earnings per share for fiscal year 2000, 1999 and 1998 as if the compensation cost for the stock option plans had been determined based on the fair value at the grant date for grants in fiscal year 2000, 1999 and 1998:

                                                            YEAR ENDED
                                               ------------------------------------
                                               OCTOBER 1   OCTOBER 3   SEPTEMBER 27
                                                 2000        1999          1998
                                               ---------   ---------   ------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                           INFORMATION)
Net income--as reported......................   $4,035      $9,800        $5,387
Basic earnings per share--as Reported........   $  .36      $  .87        $  .45
Diluted earnings per share--as Reported......   $  .34      $  .84        $  .45
Net income--pro forma........................   $3,407      $9,331        $4,934
Basic earnings per share--pro Forma..........   $  .31      $  .82        $  .41
Diluted earnings per share--pro Forma........   $  .29      $  .80        $  .41

    The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2000, 1999 and 1998, respectively: risk-free interest rates of 6.6%, 6.3% and 5.0%; no dividend yield; the volatility factors of the expected market price of the Company's common stock was 36%, 34% and 37%; and a weighted-average expected life of the options of five years.

    The effects on fiscal year 2000, 1999 and 1998 pro forma net income and earnings per share of expensing the fair value of stock options are not necessarily representative of the effects on reported results of operations for future years as the periods presented include only three, two and one years, respectively, of option grants under the Company's plans.

                  UNO RESTAURANT CORPORATION AND SUBSIDIARIES

                                OCTOBER 1, 2000

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        QUARTER ENDED
                                         -------------------------------------------
                                         JANUARY 2   APRIL 2     JULY 2    OCTOBER 1
                                           2000        2000       2000       2000
                                         ---------   --------   --------   ---------
                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                        INFORMATION.)
Revenues...............................   $53,146    $54,661    $59,194     $64,169
Gross profit(1)........................    11,147     11,345     13,308      13,696
Operating income (loss)(2).............     3,934      3,844      4,875      (3,870)
Income (loss) before income taxes......     3,294      3,102      4,069      (4,701)
Net income (loss)......................     2,174      2,047      2,686      (2,872)
Basic earnings (loss) per common
  share................................       .19        .18        .24        (.26)
Diluted earnings (loss) per common
  share................................       .18        .17        .23        (.26)

                                                       QUARTER ENDED
                                       ---------------------------------------------
                                       DECEMBER 27   MARCH 28   JUNE 27    OCTOBER 3
                                          1998         1999       1999      1999(3)
                                       -----------   --------   --------   ---------
                                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                       INFORMATION.)
Revenues.............................    $48,747     $50,251    $53,548     $61,687
Gross profit(1)......................      9,237      10,037     12,163      15,830
Operating income.....................      3,001       3,082      4,576       7,328
Income before taxes..................      2,154       2,229      3,715       6,750
Net income...........................      1,443       1,494      2,488       4,375
Basic earnings per common share:.....        .13         .13        .22         .39
Diluted earnings per common share....        .13         .13        .22         .36

------------------------

(1) Restaurant and consumer product sales, less cost of food and beverages, labor and benefits, occupancy and other operating expenses, excluding advertising expenses.

(2) Includes special charges in the amount of $8,588 in the fourth quarter of fiscal 2000

(3) The quarter ended October 3, 1999 consisted of 14 weeks compared with 13 weeks for the other quarters presented.