Form 10-Q
period 2000-12-31
UNO RESTAURANT CORP
filed 2001-02-09
CIK 812075

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    ---------------

                          Commission file number 1-9573


                           UNO RESTAURANT CORPORATION
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                04-2953702
   -------------------------------               ------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

            100 CHARLES PARK ROAD, WEST ROXBURY, MASSACHUSETTS 02132
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (617) 323-9200
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

       As of February 2, 2001, 10,991,788 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           UNO RESTAURANT CORPORATION

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS............................3

                           Consolidated Balance Sheets --
                           December 31, 2000 and October 1, 2000...........3

                           Consolidated Statements of Income --
                           Thirteen weeks ended December 31, 2000 and
                           January 2, 2000.................................4

                           Consolidated Statements of Cash Flows --
                           Thirteen weeks ended December 31, 2000 and
                           January 2, 2000.................................5

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


         ITEM 2.           MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.......................8


         ITEM 3.           QUANTITATIVE AND QUALITATIVE
                           DISCLOSURE ABOUT MARKET RISKS..................12

PART II.  OTHER INFORMATION

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K...............13

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

                                                                                        DECEMBER 31,    OCTOBER 1,
                                                                                            2000           2000
                                                                                        -----------     ---------
                                                                                        (UNAUDITED)
                                                          ASSETS
CURRENT ASSETS
 Cash                                                                                   $    757      $    788
 Accounts receivable, net                                                                  3,735         3,530
 Inventory                                                                                 2,631         2,497
 Prepaid expenses and other assets                                                         2,164         1,999
                                                                                        ---------     ---------
   TOTAL CURRENT ASSETS                                                                    9,287         8,814

PROPERTY AND EQUIPMENT
 Land                                                                                     20,126        19,640
 Buildings                                                                                37,218        35,215
 Leasehold improvements                                                                  106,980       106,342
 Equipment                                                                                66,059        64,385
 Construction in progress                                                                  3,982         3,029
                                                                                        ---------     ---------
                                                                                         234,365       228,611

 Allowance for depreciation and amortization                                              90,075        86,619
                                                                                        ---------     ---------
                                                                                         144,290       141,992

OTHER ASSETS
 Deferred income taxes                                                                    14,493        14,132
 Liquor licenses and other assets                                                          3,192         3,538
                                                                                        ---------     ---------
                                                                                        $171,262      $168,476
                                                                                        =========     =========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                       $  7,761      $  9,851
 Accrued expenses                                                                          9,316         8,459
 Accrued compensation and taxes                                                            2,898         2,889
 Income taxes payable                                                                      1,558           558
 Current portion of long-term debt and capital
  lease obligations                                                                        3,927         3,953
                                                                                        ---------     ---------
  TOTAL CURRENT LIABILITIES                                                               25,460        25,710

Long-term debt, net of current portion                                                    52,257        50,900
Capital lease obligations, net of current portion                                            452           453
Other liabilities                                                                          9,355         9,699

SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value, 1,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000 shares authorized, 15,774 and 15,744
  shares issued and outstanding in fiscal years 2001 and 2000, respectively                  158           158
 Additional paid-in capital                                                               58,943        58,755
 Retained earnings                                                                        57,874        56,038
                                                                                        ---------     ---------
                                                                                         116,975       114,951
 Treasury Stock (4,784 shares in fiscal years
                 2001 and 2000) at cost                                                  (33,237)      (33,237)
                                                                                        ---------     ---------
TOTAL SHAREHOLDERS' EQUITY                                                                83,738        81,714
                                                                                        ---------     ---------
                                                                                        $171,262      $168,476
                                                                                        =========     =========

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)

                                                                           THIRTEEN WEEKS ENDED
                                                                     --------------------------------
                                                                     December 31,          January 2,
                                                                        2000                 2000
                                                                     -----------           ---------
REVENUES
 Restaurant sales                                                     $55,459               $49,028
 Consumer product sales                                                 3,333                 2,811
 Franchise income                                                       1,497                 1,307
                                                                      --------              --------
                                                                       60,289                53,146

COSTS AND EXPENSES
 Cost of food and beverages                                            15,127                13,363
 Labor and benefits                                                    19,184                16,203
 Occupancy costs                                                        8,348                 7,346
 Other operating costs                                                  5,199                 4,398
 General and administrative                                             4,810                 4,203
 Depreciation and amortization                                          3,438                 3,224
 Pre-opening costs                                                        241                   475
                                                                      --------              --------
                                                                       56,347                49,212

OPERATING INCOME                                                        3,942                 3,934

INTEREST AND OTHER EXPENSE                                              1,139                   640
                                                                      --------              --------

INCOME BEFORE INCOME TAXES                                              2,803                 3,294
PROVISION FOR INCOME TAXES                                                967                 1,120
                                                                      --------              --------

NET INCOME                                                            $ 1,836               $ 2,174
                                                                      ========              ========
Earnings per Share:
Basic                                                                 $   .17               $   .19
Diluted                                                               $   .16               $   .18

Weighted average shares outstanding:
Basic                                                                  10,981                11,303
Diluted                                                                11,198                12,077

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                                            THIRTEEN WEEKS ENDED
                                                                                            --------------------
                                                                                      December 31,         January 2,
                                                                                         2000                2000
                                                                                      -----------          --------
OPERATING ACTIVITIES
  Net income                                                                            $ 1,836            $ 2,174
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                                                          3,466              3,258
   Deferred income taxes                                                                   (361)              (520)
   Provision for deferred rent                                                               69                 73
   Gain on disposal of equipment                                                             (3)               (23)
   Contribution to employee benefit program                                                   0                 55
   Changes in operating assets and liabilities, net
    of effects from business acquisitions:
     Accounts receivable                                                                   (205)              (955)
     Inventory                                                                             (134)              (208)
     Prepaid expenses and other assets                                                      171               (658)
     Accounts payable and other liabilities                                              (1,637)              (175)
     Income taxes payable                                                                 1,000               (337)
                                                                                        --------           --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                               4,202              2,684

INVESTMENT ACTIVITIES
  Additions to property, equipment and
   leasehold improvements                                                                (5,754)            (6,923)
  Proceeds from sale of fixed assets                                                          3                 23
                                                                                        --------           --------
  NET CASH USED FOR INVESTING ACTIVITIES                                                 (5,751)            (6,900)

FINANCING ACTIVITIES
  Proceeds from revolving credit agreement                                               14,976             21,647
  Principal payments on revolving credit agreement
   and capital lease obligations                                                        (13,646)           (17,404)
  Exercise of stock options                                                                 188                293
                                                                                        --------           --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                               1,518              4,536
                                                                                        --------           --------

INCREASE (DECREASE) IN CASH                                                                 (31)               320
CASH AT BEGINNING OF PERIOD                                                                 788                752
                                                                                        --------           --------

CASH AT END OF PERIOD                                                                   $   757            $ 1,072
                                                                                        ========           ========


Certain amounts in fiscal 2000 have been reclassified to permit comparison.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with our financial statements for the fiscal year ended October 1, 2000.

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

                                                                    THIRTEEN WEEKS ENDED
                                                                ----------------------------
                                                                DECEMBER 31,      JANUARY 2,
                                                                   2000              2000
                                                                -----------       ----------
Numerator for Basic Earnings
per Share:

Weighted average shares
outstanding                                                     10,981,278        11,303,383

Common Stock equivalents:
  Stock options                                                    216,464           773,862
                                                                -----------       -----------

Numerator for Diluted Earnings
per Share:

Weighted average shares
outstanding including common
stock equivalents                                               11,197,742        12,077,245
                                                                ===========       ===========


Net income                                                      $1,836,000        $2,174,000
                                                                ===========       ===========

Basic and Diluted Earnings per Share:

Basic                                                           $      .17        $      .19
                                                                ===========       ===========
Diluted                                                         $      .16        $      .18
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


NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal year 2001. This statement requires all derivatives to be carried on the balance sheet as assets or liabilities at fair value. The accounting for changes in the fair value of the derivatives would depend on the hedging relationship and would be reported in the income statement, or as a component of comprehensive income. We adopted this new accounting standard during the first quarter of fiscal 2001. The adoption of SFAS No. 133 did not have a material impact on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001, and we believe that the adoption of this pronouncement will not have an impact on the consolidated financial statements.

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

THIRTEEN WEEKS ENDED DECEMBER 31, 2000 COMPARED TO THIRTEEN WEEKS ENDED JANUARY 2, 2000

                                                                13 WEEKS ENDED
                                                      -------------------------------
                                                      12/31/00                1/02/00
                                                      --------                -------
REVENUES:
Restaurant sales                                        92.0%                  92.3%
Consumer product sales                                   5.5                    5.3
Franchise income                                         2.5                    2.4
                                                       ------                 ------

     Total                                             100.0%                 100.0%
                                                       ------                 ------

COSTS AND EXPENSES:
Cost of food and beverages (1)                          25.7%                  25.8%
Labor and benefits (1)                                  32.6                   31.3
Occupancy costs (1)                                     14.2                   14.2
Other operating costs (1)                                8.8                    8.5
General and administrative                               8.0                    7.9
Depreciation and amortization (1)                        5.8                    6.2
Pre-opening costs (2)                                    0.4                    1.0
Operating income                                         6.5                    7.4

Interest and other expense                               1.9                    1.2
                                                       ------                 ------

Income before income taxes                               4.6                    6.2
Provision for income taxes                               1.6                    2.1
                                                       ------                 ------


Net income                                               3.0%                   4.1%
                                                       ======                 ======

(1)    Percentage of restaurant and consumer product sales

(2)    Percentage of restaurant sales


NUMBER OF RESTAURANTS AT END OF QUARTER:

Company-owned Uno's - full service                       110                    101
Franchised Uno's - full service                           67                     61

TOTAL REVENUES. Total revenues increased 13.4% to $60.3 million from $53.1 million last year.

RESTAURANT SALES. Company-owned restaurant sales rose 13.1% to $55.5 million during the first three months of fiscal 2001 from $49.0 million last year, due primarily to the net addition of nine restaurants during the past four quarters. This new unit growth led to an 11.1% increase in operating weeks for the first quarter versus the same period last year. Comparable store sales rose 0.3% for the quarter, also contributing to the sales growth. Average weekly sales, which includes sales at comparable stores as well as new units, increased 1.9% during the first quarter, reflecting higher-than-average sales levels for our newest prototype units. One company-owned restaurant opened and one was closed during the quarter.

CONSUMER PRODUCT SALES. Consumer product sales increased 18.6% during the first quarter of fiscal 2001 to $3.3 million from $2.8 million last year. Sales in the contract food service category grew 34.5% over last year, primarily reflecting increased shipments to airlines. Sales of fresh product to retail grocers in the Northeast were down 14.5%, due in part to lower levels of promotional activity during the first quarter of fiscal 2001.

FRANCHISE INCOME. Franchise income, which includes royalty income and initial franchise fees, increased to $1.5 million from $1.3 million last year. Royalty income rose 10.0% to $1.4 million this year compared to $1.2 million last year, reflecting an 8.9% increase in total operating weeks and a 2.9% gain in average weekly sales for full-service franchised restaurants. Franchise fees of $145,000 were recorded during the first quarter of fiscal 2001 compared to $78,000 last year and five full-service franchised restaurants opened during the quarter, three domestic and two international.

COST OF FOOD AND BEVERAGES. Cost of food and beverages as a percentage of restaurant and consumer product sales decreased to 25.7% from 25.8% last year, reflecting the benefit of slightly lower commodity costs.

LABOR AND BENEFITS. Labor costs as a percentage of restaurant and consumer product sales rose to 32.6% from 31.3%, primarily due to an increase in the average wage rate, slightly lower direct labor productivity and higher management staffing levels.

OCCUPANCY COSTS. Occupancy costs at 14.2% as a percentage of restaurant and consumer product sales were unchanged from last year, as lower repairs & maintenance and rent expense offset higher utilities and real estate taxes.

OTHER OPERATING COSTS. Other operating costs as a percentage of restaurant and consumer product sales increased to 8.8% from 8.5% due to higher advertising and marketing expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense as a percentage of total revenues increased to 8.0% from 7.9% last year, primarily reflecting growth in salary and wage costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of restaurant and consumer product sales declined to 5.8% from 6.2% last year due to sales leverage gains.

PRE-OPENING COSTS. Pre-opening costs as a percentage of restaurant sales decreased to 0.4% from 1.0% as the number of restaurant openings declined from three during the first quarter of fiscal 2000 to one in the first quarter of fiscal 2001.

OPERATING INCOME. Operating income was $3,942,000, which represents an operating margin of 6.5%. Operating income for last year was $3,934,000, which represents an operating margin of 7.4%.

INTEREST AND OTHER EXPENSE. Interest and other expense of $1,139,000 is up from $640,000 last year, primarily reflecting the impact of an $18.7 million increase in the average bank debt outstanding.

PROVISION FOR INCOME TAXES. The effective tax rate for the quarter was 34.5% versus an effective tax rate of 34.0% for the same quarter last year.

NET INCOME. Net income decreased to $1.8 million from $2.2 million last year based on the factors noted above.

LIQUIDITY AND SOURCES OF CAPITAL

The following table presents a summary of the Company's cash flows for the period ended December 31, 2000.

                                                      (IN THOUSANDS)
Net cash provided by operating activities               $ 4,202
Net cash used in investing activities                    (5,751)
Net cash provided by financing activities                 1,518
                                                        --------
Decrease in cash                                        $   (31)
                                                        ========

Historically, we have leased most of our restaurant locations and pursued a strategy of controlled growth, financing our expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. During the first three months of fiscal 2001, our investment in property, equipment and leasehold improvements was $5.8 million.

We currently plan to open approximately six to eight restaurants in fiscal 2001, one of which was opened in the first quarter. The average cash investment required to open a full service Pizzeria Uno restaurant, excluding land and pre-opening costs, is approximately $1.7 million.

As of December 31, 2000, we had outstanding indebtedness of $51.9 million under our $55 million credit facility, $456,000 in capital lease obligations and $4.3 million under our mortgage financing. Advances under the revolving credit facility will accrue interest at the lender's prime rate plus 0-50 basis points, or alternatively, at 75-175 basis points above LIBOR. In June 2000, we amended our $55 million credit facility to increase the revolver component from $26.6 million to $36.6 million, leaving the remaining original principal amounts of the term loans of the facility unchanged. The maturity of the revolver is now June 2005. We anticipate using the revolving credit facility in the future for the development of additional restaurants and for working capital.

We are currently negotiating the potential sale and leaseback of several restaurant and other properties that are expected to generate cash proceeds of approximately $35 million. These transactions will require an amendment to our revolving credit facility.

On November 30, 1999, our board of directors declared a 10% stock dividend on the outstanding shares of our common stock. The stock dividend was payable on December 23, 1999 to shareholders of record as of December 13, 1999.

On February 25, 2000, the board of directors amended its authorization regarding the repurchase of the company's common stock. Under this amendment, the company has approval to repurchase up to 1,500,000 shares of its common stock at such time and at such prices as the company deems appropriate. To date under this authorization, we have repurchased 1,392,775 shares, with no share repurchases occurring during the first quarter of fiscal 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We have market risk exposure to interest rates on our fixed and variable rate debt obligations and we manage this exposure through the use of interest rate swaps. We do not enter into contracts for trading purposes. The information below summarizes our market risk associated with debt obligations and derivative financial instruments as of December 31, 2000. For debt obligations, the table presents principal cash flows and related average interest rates by expected fiscal year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal quarter end. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by fiscal year of maturity. The average variable rates are the implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal quarter end.

                        Expected Fiscal Year of Maturity
                                (US$ in millions)

                                                                                    FAIR
                                                                                   VALUE
                         2001     2002     2003     2004     2005     THEREAFTER   12/31/00
                         ----     ----     ----     ----     ----     ----------   --------
Liabilities:
Fixed Rate              $0.18    $0.26    $0.28    $0.31    $ 0.34     $ 2.95      $ 4.32
Average Interest Rate    8.75%    8.75%    8.75%    8.75%     8.75%

Variable rate           $2.76    $3.68    $2.42    $2.00    $41.00        --       $51.86
Average Interest Rate    6.78%    6.98%    7.34%    7.54%     7.73%


Interest Rate Swaps:
Receive Variable/
 Pay Fixed              $10.0                                                      $ 0.01
   Weighted Average
       Pay Rate          5.80%     --       --       --        --         --
   Average Receive Rate  5.33%     --       --       --        --         --

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS
             None.


         (b) REPORTS ON FORM 8-K
             Uno Restaurant Corporation did not file any Reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNO RESTAURANT CORPORATION
                                            ------------------------------------
                                            (Registrant)


Date: FEBRUARY 9, 2001                  By: /S/ CRAIG S. MILLER
      -----------------                    -------------------------------------
                                                Craig S. Miller
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Date: FEBRUARY 9, 2001                  By: /S/ ROBERT M. VINCENT
      -----------------                    -------------------------------------
                                                Robert M. Vincent
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)