Form 10-Q
period 2001-04-01
UNO RESTAURANT CORP
filed 2001-05-14
CIK 812075

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 1, 2001
                                                -----------------------

                                                         OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ---------------

                          Commission file number 1-9573
                                                --------------------------------

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



         As of May 1, 2001, 11,000,302 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           UNO RESTAURANT CORPORATION

                                      INDEX


                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS.............................3

                           Consolidated Balance Sheets --
                           April 1, 2001 and October 1, 2000 ...............3

                           Consolidated Statements of Income --
                           Thirteen and twenty-six weeks ended
                           April 1, 2001 and April 2, 2000..................4

                           Consolidated Statements of Cash Flows --
                           Twenty-six weeks ended April 1, 2001 and
                           April 2, 2000....................................5

                           Notes to Consolidated Financial
                           Statements.......................................6


         ITEM 2.           MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS........................8


         ITEM 3.           QUANTITATIVE AND QUALITATIVE
                           DISCLOSURE ABOUT MARKET RISKS...................13

PART II.  OTHER INFORMATION

         ITEM 5.           OTHER INFORMATION...............................14

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K................14

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

                                                                              April 1,     October 1,
                                                                                2001          2000
                                                                            -----------    ----------
                                                                            (Unaudited)
                                     ASSETS
CURRENT ASSETS
 Cash                                                                       $  1,272      $    788
 Accounts receivable, net                                                      2,832         3,530
 Inventory                                                                     2,515         2,497
 Prepaid expenses and other assets                                             2,346         1,999
                                                                            ---------     ---------
   TOTAL CURRENT ASSETS                                                        8,965         8,814

PROPERTY AND EQUIPMENT
 Land                                                                         20,126        19,640
 Buildings                                                                    38,317        35,215
 Leasehold improvements                                                      110,008       106,342
 Equipment                                                                    68,199        64,385
 Construction in progress                                                      2,488         3,029
                                                                            ---------     ---------
                                                                             239,138       228,611

 Allowance for depreciation and amortization                                  93,492        86,619
                                                                            ---------     ---------
                                                                             145,646       141,992

OTHER ASSETS
 Deferred income taxes                                                        14,089        14,132
 Liquor licenses and other assets                                              3,691         3,538
                                                                            ---------     ---------
                                                                            $172,391      $168,476
                                                                            =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                           $  7,951      $  9,851
 Accrued expenses                                                              9,470         8,459
 Accrued compensation and taxes                                                3,751         2,889
 Income taxes payable                                                            565           558
 Current portion of long-term debt and capital
  lease obligations                                                            3,932         3,953
                                                                            ---------     ---------
  TOTAL CURRENT LIABILITIES                                                   25,669        25,710

Long-term debt, net of current portion                                        51,773        50,900
Capital lease obligations, net of current portion                                451           453
Other liabilities                                                              9,350         9,699

SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value, 1,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 25,000 shares authorized,
  15,779 and 15,744 shares issued and out-
  standing in fiscal years 2001 and 2000, respectively                           158           158
 Additional paid-in capital                                                   58,974        58,755
 Retained earnings                                                            59,253        56,038
                                                                            ---------     ---------
                                                                             118,385       114,951
 Treasury Stock (4,784 shares in fiscal years
                 2001 and 2000) at cost                                      (33,237)      (33,237)
                                                                            ---------     ---------
TOTAL SHAREHOLDERS' EQUITY                                                    85,148        81,714
                                                                            ---------     ---------
                                                                            $172,391      $168,476
                                                                            =========     =========

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)



                                         Thirteen Weeks Ended          Twenty-six Weeks Ended
                                       -------------------------      -------------------------
                                       April 1,        April 2,       April 1,         April 2,
                                         2001            2000           2001             2000
                                       --------        --------       --------        ---------
REVENUES
 Restaurant sales                      $58,252         $50,501       $113,711         $ 99,529
 Consumer product sales                  2,753           2,819          6,086            5,630
 Franchise income                        1,410           1,341          2,907            2,648
                                       --------        --------      ---------        ---------
                                        62,415          54,661        122,704          107,807

COSTS AND EXPENSES
 Cost of food and beverages             15,877          13,608         31,004           26,971
 Labor and benefits                     20,179          17,093         39,363           33,296
 Occupancy costs                         9,136           7,616         17,484           14,962
 Other operating costs                   5,209           4,530         10,408            8,928
 General and administrative              5,173           4,307          9,983            8,510
 Depreciation and amortization           3,450           3,270          6,888            6,494
 Pre-opening costs                         346             393            587              868
                                       --------        --------      ---------        ---------
                                        59,370          50,817        115,717          100,029

OPERATING INCOME                         3,045           3,844          6,987            7,778


INTEREST AND OTHER EXPENSE                 958             742          2,097            1,382
                                       --------        --------      ---------        ---------


INCOME BEFORE INCOME TAXES               2,087           3,102          4,890            6,396
PROVISION FOR INCOME TAXES                 708           1,055          1,675            2,175
                                       --------        --------      ---------        ---------


NET INCOME                             $ 1,379         $ 2,047        $ 3,215          $ 4,221
                                       ========        ========      =========        =========

Earnings per Share:
Basic                                   $  .13          $  .18         $  .29          $   .37
Diluted                                 $  .12          $  .17         $  .28          $   .35


Weighted average shares outstanding:
Basic                                   10,992          11,302         10,987           11,303
Diluted                                 11,375          12,077         11,286           12,077

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                       Twenty-Six Weeks Ended
                                                                     ---------------------------
                                                                     April 1,           April 2,
                                                                       2001               2000
                                                                     --------           --------
OPERATING ACTIVITIES
  Net income                                                         $ 3,215            $ 4,221
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                                       6,973              6,566
   Deferred income taxes                                                  43               (938)
   Provision for deferred rent                                           152                151
   Gain on disposal of equipment                                          (3)               (38)
   Contribution to employee benefit program                                0                 55
   Changes in operating assets and liabilities, net
    of effects from business acquisitions:
     Accounts receivable                                                 698               (510)
     Inventory                                                           (18)              (210)
     Prepaid expenses and other assets                                  (520)              (703)
     Accounts payable and other liabilities                             (451)                10
     Income taxes payable                                                  7             (1,917)
                                                                     --------           ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                           10,096              6,687

INVESTMENT ACTIVITIES
  Additions to property, equipment and
   leasehold improvements                                            (10,684)           (14,623)
  Proceeds from sale of fixed assets                                       3                 38
                                                                     --------           --------
  NET CASH USED IN INVESTING ACTIVITIES                              (10,681)           (14,585)

FINANCING ACTIVITIES
  Proceeds from revolving credit agreement                            24,928             44,561
  Principal payments on revolving credit agreement
   and capital lease obligations                                     (24,078)           (34,495)
  Purchase of Treasury Stock                                               0             (3,825)
  Exercise of stock options                                              219              1,741
                                                                     --------           --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,069              7,982
                                                                     --------           -------

INCREASE IN CASH                                                         484                 84
CASH AT BEGINNING OF YEAR                                                788                752
                                                                     --------           --------

CASH AT END OF PERIOD                                                $ 1,272            $   836
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

The following table sets forth the computation of basic and diluted earnings per share.

                                  Thirteen Weeks Ended      Twenty-six Weeks Ended
                                   April 1,     April 2,      April 1,    April 2,
                                    2001         2000          2001        2000
                                 ----------   ----------    ----------  ----------
Denominator for Basic Earnings
per Share:

Weighted average shares
outstanding                   10,991,914   11,302,038    10,986,596  11,302,728

Common Stock equivalents:
  Stock options                  382,616      774,800       299,515     774,331
                              ----------   ----------    ----------  ----------

Denominator for Diluted Earnings
per Share:

Weighted average shares
outstanding including common
stock equivalents             11,374,530   12,076,838    11,286,111  12,077,059
                              ==========   ==========    ==========  ==========



Net income                    $1,379,000   $2,047,000    $3,215,000  $4,221,000
                              ==========   ==========    ==========  ==========


Basic and Diluted Earnings per Share:

Basic                         $      .13   $      .18    $     .29   $      .37
                              ===========  ==========    ==========  ==========
Diluted                       $      .12   $      .17    $     .28   $      .35
                              ===========  ==========    ==========  ==========


NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

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

THIRTEEN WEEKS ENDED APRIL 1, 2001 COMPARED TO THIRTEEN WEEKS ENDED
APRIL 2, 2000

                                                                      13 Weeks Ended
                                                                      --------------
                                                              4/1/01                  4/2/00
                                                              ------                  -------
REVENUES:
Restaurant sales                                               93.3%                   92.4%
Consumer product sales                                          4.4                     5.2
Franchise income                                                2.3                     2.4
                                                              ------                  ------

     Total                                                    100.0%                  100.0%
                                                              ------                  ------

COSTS AND EXPENSES:
Cost of food and beverages (1)                                 26.0%                   25.5%
Labor and benefits (1)                                         33.1                    32.1
Occupancy costs (1)                                            15.0                    14.3
Other operating costs (1)                                       8.5                     8.5
General and administrative                                      8.3                     7.9
Depreciation and amortization (1)                               5.7                     6.1
Pre-opening costs (2)                                            .6                      .8
                                                              ------                  ------
Operating income                                                4.9                     7.0

Interest and other expense                                      1.6                     1.3
                                                              ------                  ------

Income before income taxes                                      3.3                     5.7
Provision for income taxes                                      1.1                     1.9
                                                              ------                  ------


Net income                                                      2.2%                    3.8%
                                                              ======                  ======


(1) Percentage of restaurant and consumer product sales
(2) Percentage of restaurant sales




NUMBER OF RESTAURANTS AT END OF QUARTER:

Company-owned Uno's - full service                  112              103
Franchised Uno's - full service                      68               62

TOTAL REVENUES. Total revenues increased 14.2% to $62.4 million from $54.7 million last year.

RESTAURANT SALES. Company-owned restaurant sales rose 15.3% in the second quarter of fiscal 2001 to $58.3 million from $50.5 million last year, due primarily to the net addition of nine restaurants during the past four quarters. This new unit growth led to a 9.2% increase in operating weeks for the quarter versus the same period last year. Comparable store sales rose 3.8% for the quarter, also contributing to the sales growth. Average weekly sales, which includes sales at comparable stores as well as new units, increased 6.0% during the second quarter, reflecting higher-than-average sales levels for our newest prototype units. Four company-owned restaurants opened during the quarter (including one acquired from a franchisee) and two were closed.

CONSUMER PRODUCT SALES. Consumer product sales decreased 2.3% during the second quarter of fiscal 2001 to $2.75 million from $2.82 million last year. Sales in the contract food service category grew 7.8% over last year, primarily reflecting increased shipments to airlines. Sales of fresh product to retail grocers in the Northeast were down 21.4%, due in part to lower levels of promotional activity during the second quarter of fiscal 2001.

FRANCHISE INCOME. Franchise income, which includes royalty income and initial franchise fees, increased to $1.4 million from $1.3 million last year. Royalty income rose 7.5% to $1.4 million this year compared to $1.3 million last year, reflecting a 10.1% increase in total operating weeks and a 4.1% gain in average weekly sales for full-service franchised restaurants. Franchise fees of $50,000 were recorded during the second quarter of fiscal 2001 compared to $75,000 last year. Two full-service franchised restaurants opened during the quarter, while one was sold to the company.

COST OF FOOD AND BEVERAGES. Cost of food and beverages as a percentage of restaurant and consumer product sales increased to 26.0% from 25.5% last year, primarily reflecting the impact of a shift in menu mix to higher cost specialty items.

LABOR AND BENEFITS. Labor costs as a percentage of restaurant and consumer product sales rose to 33.1% from 32.1%, primarily due to an increase in the average wage rate, higher insurance costs, slightly lower direct labor productivity and increased management staffing levels.

OCCUPANCY COSTS. Occupancy costs increased as a percentage of restaurant and consumer product sales to 15.0% from 14.3% due primarily to higher utility costs.

OTHER OPERATING COSTS. Other operating costs at 8.5% as a percentage of restaurant and consumer product sales remained stable compared to last year.

GENERAL AND ADMINISTRATIVE. General and administrative expense as a percentage of total revenues increased to 8.3% from 7.9% last year, primarily reflecting growth in salary and wage costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of restaurant and consumer product sales declined to 5.7% from 6.1% last year due to sales leverage gains.

PRE-OPENING COSTS. Pre-opening costs as a percentage of restaurant sales decreased to 0.6% from 0.8% on a slightly slower pace of new store openings.

OPERATING INCOME. Operating income was $3,045,000, which represents an operating margin of 4.9%. Operating income for last year was $3,844,000, which represents an operating margin of 7.0%.

INTEREST AND OTHER EXPENSE. Interest and other expense of $958,000 is up from $742,000 last year, primarily reflecting the impact of a $12.6 million increase in the average bank debt outstanding.

PROVISION FOR INCOME TAXES. The effective tax rate for the quarter was 34.0% versus an effective tax rate of 34.0% for the same quarter last year.

NET INCOME. Net income decreased to $1.4 million from $2.0 million last year based on the factors noted above.

TWENTY-SIX WEEKS ENDED APRIL 1, 2001 COMPARED TO TWENTY-SIX WEEKS ENDED APRIL 2, 2000

                                                                       26 Weeks Ended
                                                                       --------------
                                                              4/1/01                 4/2/00
                                                              ------                 -------
REVENUES:
Restaurant sales                                               92.7%                   92.3%
Consumer product sales                                          5.0                     5.2
Franchise income                                                2.3                     2.5
                                                              ------                  ------

     Total                                                    100.0%                  100.0%
                                                              ------                  ------

COSTS AND EXPENSES:
Cost of food and beverages (1)                                 25.9%                   25.6%
Labor and benefits (1)                                         32.9                    31.7
Occupancy costs (1)                                            14.6                    14.2
Other operating costs (1)                                       8.7                     8.5
General and administrative                                      8.1                     7.9
Depreciation and amortization (1)                               5.7                     6.2
Pre-opening costs (2)                                            .5                      .9
                                                              ------                  ------
Operating income                                                5.7                     7.2

Interest and other expense                                      1.7                     1.3
                                                              ------                  ------

Income before taxes                                             4.0                     5.9
Provision for income taxes                                      1.4                     2.0
                                                              ------                  ------

Net income                                                      2.6%                    3.9%
                                                              ======                  ======

(1) Percentage of restaurant and consumer product sales
(2) Percentage of restaurant sales


TOTAL REVENUES. Total revenues increased 13.8% to $122.7 million from $107.8 million last year.

RESTAURANT SALES. Company-owned restaurant sales rose 14.2% to $113.7 million from $99.5 million last year. The gain reflects a 10.1% increase in operating weeks for the first half of fiscal 2001 versus the same period last year. Higher comparable store sales also contributed to the revenue growth, up 2.1% for the twenty-six week period. Average weekly sales, which includes sales at comparable stores as well as new units, increased 3.9% during the first six months of the fiscal year. Five company-owned restaurants opened during the first half of fiscal 2001 (including one acquired from a franchisee) and three were closed.

CONSUMER PRODUCT SALES. Consumer product sales increased 8.1% for the first six months of fiscal 2001 to $6.1 million from $5.6 million last year. Sales in the contract food service category grew 21.8% over last year, primarily reflecting increased shipments to airlines. Sales of fresh product to retail grocers in the Northeast were down 21.0%, the result of lower levels of promotional activity this fiscal year.

FRANCHISE INCOME. Franchise income, which includes royalty income and initial franchise fees, increased to $2.9 million from $2.6 million last year. Royalty income rose 8.7% to $2.7 million this year compared to $2.5 million last year, reflecting a 9.5% increase in total operating weeks and a 3.5% gain in average weekly sales for full-service franchised restaurants. Franchise fees of $195,000 were recorded during the twenty-six week period compared to $153,300 last year. Seven full-service franchised restaurants opened during the first six months of fiscal 2001 while one was sold to the company.

COST OF FOOD AND BEVERAGES. Cost of food and beverages as a percentage of restaurant and consumer product sales increased to 25.9% from 25.6% last year, primarily reflecting a shift in menu mix to higher cost specialty items.

LABOR AND BENEFITS. Labor costs as a percentage of restaurant and consumer product sales rose to 32.9% from 31.7% last year, reflecting the impact of higher wages, increased insurance costs, slightly lower direct labor productivity and higher management staffing levels.

OCCUPANCY COSTS. Occupancy costs increased as a percentage of restaurant and consumer product sales to 14.6% from 14.2% due primarily to higher utility costs.

OTHER OPERATING COSTS. Other operating costs were 8.7% of restaurant and consumer product sales, up slightly from 8.5% last year on higher advertising and promotion expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense as a percentage of total revenues increased to 8.1% from 7.9% last year, reflecting higher salary and wage costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of restaurant and consumer product sales declined to 5.7% from 6.2% last year due to sales leverage gains.

PRE-OPENING COSTS. Pre-opening costs as a percentage of restaurant sales decreased to 0.5% from 0.9%, reflecting fewer new store openings during the first half of fiscal 2001 than in the same period last year.

OPERATING INCOME. Operating income was $7.0 million, which represents an operating margin of 5.7%. Operating income for last year was $7.8 million, which represents an operating margin of 7.2%.

INTEREST AND OTHER EXPENSE. Interest and other expense of $2,097,000 is up from $1,382,000 last year due primarily to a $15.6 million increase in the average bank debt outstanding.

PROVISION FOR INCOME TAXES. The effective tax rate for the first six months of fiscal 2001 was 34.3% versus an effective tax rate of 34.0% for the same period last year.

NET INCOME. Net income decreased to $3.2 million from $4.2 million last year based on the factors noted above.

LIQUIDITY AND SOURCES OF CAPITAL

The following table presents a summary of our cash flows for the twenty-six weeks ended April 1, 2001.

                                                  (In Thousands)
                                                  --------------
Net cash provided by operating activities           $ 10,096
Net cash used in investing activities                (10,681)
Net cash provided by financing activities              1,069
                                                      -------
Increase in cash                                      $  484
                                                      =======


Historically, we have leased most of our restaurant locations and pursued a strategy of controlled growth, financing our expansion principally from operating cash flow, public equity offerings, the sale of senior, unsecured notes, and revolving lines of credit. During the first six months of fiscal 2001, our investment in property, equipment and leasehold improvements was $10.7 million.

We currently plan to open approximately six to eight restaurants in fiscal 2001, four of which were opened in the first six months of the fiscal year. The average cash investment required to open a full service Pizzeria Uno restaurant, excluding land and pre-opening costs, is approximately $1.7 million.

As of April 1, 2001, we had outstanding indebtedness of $51.4 million under our $55 million credit facility, $455,000 in capital lease obligations and $4.3 million under our mortgage financing. Advances under the revolving credit facility will accrue interest at the lender's prime rate plus 0-50 basis points, or alternatively, at 75-175 basis points above LIBOR. In June 2000, we amended our $55 million credit facility to increase the revolver component from $26.6 million to $36.6 million, leaving the remaining original principal amounts of the term loans of the facility unchanged. The maturity of the revolver is now June 2005. We anticipate using the revolving credit facility in the future for the development of additional restaurants, and for working capital.

On February 25, 2000, the board of directors amended its authorization regarding the repurchase of the company's common stock. Under this amendment, the company has approval to repurchase up to 1,500,000 shares of its common stock at such time and at such prices as the company deems appropriate. To date under this authorization, we have repurchased 1,392,775 shares, with no share repurchases occurring during the first six months of fiscal 2001.

On May 11, 2001, we completed a sale-leaseback transaction involving 12 of our company-owned restaurants. Under the transaction, the land, buildings and improvements at the locations were sold for consideration of $25,140,000 and have been leased back for an initial term of 20 years. Net proceeds from the sale were used to reduce outstanding borrowings under the Company's revolving credit facility. The leases have certain financial covenants related to fixed charge coverage for the leased units. The estimated effect of the transaction on our results from operations would be to increase occupancy costs by the net effect of increased lease expense partially offset by lower depreciation, and to reduce, by a lesser amount based on present interest rates, interest expense.

We believe that existing cash balances, cash generated from operations and borrowing under our revolving line of credit will be sufficient to fund our capital requirements for the foreseeable future.

We are currently obligated under 114 leases, including 110 leases for Company-owned restaurants, two leases for our executive offices, one lease for an office building containing one of our restaurants and one lease for a mill shop.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS


         We have market risk exposure to interest rates on our fixed and variable rate debt obligations and we manage this exposure through the use of interest rate swaps. We do not enter into contracts for trading purposes. The information below summarizes our market risk associated with debt obligations and derivative financial instruments as of April 1, 2001. For debt obligations, the table presents principal cash flows and related average interest rates by expected fiscal year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal quarter end. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by fiscal year of maturity. The average variable rates are the implied forward rates as derived from appropriate quarterly spot rate observations as of the fiscal quarter end.


                        Expected Fiscal Year of Maturity
                                (US$ in millions)

                                                                           Fair
                                                                          Value
                         2001   2002   2003   2004   2005   Thereafter    4/1/01
                         ----   ----   ----   ----   ----   ----------    ------
Liabilities:
Fixed Rate              $0.12  $0.26  $0.28  $0.31  $0.34      $2.95      $ 4.26
Average Interest Rate    8.75%  8.75%  8.75%  8.75%  8.75%

Variable rate           $1.84  $3.68  $2.42  $2.00 $41.50        -        $51.44
Average Interest Rate    5.73%  6.06%  6.83%  7.22%  7.48%


Interest Rate Swaps:
Receive Variable/
  Pay Fixed            $10.00                                             $(0.03)
   Weighted Average
       Pay Rate          5.80%   -      -      -      -          -
   Average Receive Rate  4.29%   -      -      -      -          -

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         The Company has entered into an Agreement and Plan of Merger, dated as of April 19, 2001, with Uno Restaurant Holdings Corporation (the "Parent"), a corporation formed by Aaron D. Spencer, the Company's chairman and majority stockholder and four key executive officers, and a wholly-owned subsidiary of Parent, Uno Acquisition Corp. Under the Merger Agreement, Uno Acquisition Corp. will be merged with and into the Company, with the Company as the surviving corporation. Upon completion of the merger, each issued and outstanding share of the Company's common stock not owned by Parent will be entitled to receive $9.75 per share in cash, without interest. After the merger, the Company will continue its operations as a privately held company. Completion of the merger is subject to a number of conditions, including receipt of financing, approval by the holders of a majority of the Company's shares not owned or controlled by Mr. Spencer and four key executive officers, holders who seek to exercise their appraisal rights under Delaware law not owning more than five percent of the Company's outstanding shares, receipt of a further fairness opinion from the financial advisor to the Special Committee of the Company's Board of Directors who negotiated the transaction, and absence of a material adverse change or the institution of certain litigation.

         On April 27, 2001 the Company filed its preliminary proxy statement on
Schedule 14A with the Securities and Exchange Commission relating to the merger and the Merger Agreement. Details of the merger and the Merger Agreement are discussed in the proxy statement.

         INFORMATION CONCERNING THE IDENTITY OF THE DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND THE BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK BY EACH OF THESE INDIVIDUALS AND THEIR OTHER POTENTIAL INTERESTS IN THE TRANSACTION CONTEMPLATED BY THIS ITEM 5 MAY BE FOUND IN THE COMPANY'S PRELIMINARY PROXY STATEMENT FILED WITH THE SEC UNDER SCHEDULE 14A ON APRIL 27, 2001 AND IN THE MANAGEMENT GROUP'S SCHEDULE 13D FILED WITH THE SEC. IN CONNECTION WITH THE PROPOSED MERGER, THE COMPANY HAS FILED A PRELIMINARY PROXY STATEMENT AND WILL FILE A DEFINITIVE PROXY STATEMENT ON SCHEDULE 14A WITH THE SEC. SHAREHOLDERS OF THE COMPANY AND OTHER INVESTORS ARE ENCOURAGED TO READ THE PROXY STATEMENT BECAUSE IT CONTAINS AND WILL CONTAIN IMPORTANT INFORMATION ABOUT THE MERGER. ALL OF THESE DOCUMENTS THAT HAVE BEEN, OR MAY BE, FILED WITH THE SEC ARE AVAILABLE FREE OF CHARGE ON THE SEC'S WEB SITE (HTTP://WWW.SEC.GOV/).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                     (a) Exhibits

                     EXHIBIT NO.

                     2 Agreement and Plan of Merger dated as of April 19, 2001 among Uno Restaurant Corporation, Uno Restaurant Holdings Corporation and Uno Acquisition Corp.*

                     * In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the Company's preliminary proxy statement on
                           Schedule 14A filed with the Securities and Exchange Commission on April 27, 2001, Appendix A of which is hereby incorporated by reference.

                     (b) Reports on Form 8-K

                           Uno Restaurant Corporation did not file any Reports on Form 8-K during the quarter ended April 1, 2001.

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


Date:    May 14, 2001                      By: /s/ Craig S. Miller
       ----------------                       ----------------------------------
                                               Craig S. Miller
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Date:    May 14, 2001                      By: /s/ Robert M. Vincent
       ----------------                       ----------------------------------
                                               Robert M. Vincent
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer)